Form 10-Q
period 2000-06-30
STYLECLICK INC
filed 2000-08-14
CIK 1109705

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[ X ] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       OR

[   ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934

Commission file number 333-33194


                                STYLECLICK, INC.
                 ----------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                     13-4106745
-----------------------------------          -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

3861 Sepulveda Blvd., Culver City, CA                      90230
-----------------------------------          -----------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (310) 751-2100
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

The number of outstanding shares of the registrant's Common Stock as of August 14, 2000, was:

          Class A common stock                7,912,568
          Class B common stock               23,039,706
                                             ----------
                                             30,952,274
                                             ==========

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
                                Styleclick, Inc.
                      Condensed Consolidated Balance Sheet
                        (in thousands, except share data)

                                                     June 30,       December 31,
                                                       2000             1999
                                                   ------------     ------------
                                                   (Unaudited)
Assets
Current assets
   Cash and cash equivalents                       $         8      $         9
   Accounts receivable, net of allowance
     of $142 and $42, respectively                         176              679
   Inventory                                             9,783           11,319
   Prepaid assets                                          500              913
                                                   ------------     ------------
Total current assets                                    10,467           12,920
Property and equipment, net of
  accumulated depreciation of $8,902
  and $6,020, respectively                              10,329           15,121
Other assets                                                80               80
                                                   ------------     ------------
   Total assets                                    $    20,876      $    28,121
                                                   ============     ============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                $     1,748     $      2,876
   Accrued liabilities                                   6,088            8,736
   Due to USANi LLC                                          -              329
                                                   ------------     ------------
Total current liabilities                                7,836           11,941

Stockholders' equity:
   Preferred stock--$0.01 par value;
     authorized 25,000,000 shares, none
     issued and outstanding                                  -                -
   Class A common stock--$0.01 par value,
     authorized 150,000,000 shares, 184,497
     issued and outstanding, respectively                    2                2
   Class B common stock--$0.01 par value,
     authorized 112,500,000 shares, 20,346,103
     issued and outstanding, respectively                  203              203
   Additional paid in capital                          119,292          103,213
Accumulated deficit                                   (106,457)         (87,238)
                                                   ------------     ------------
Total stockholders' equity                              13,040           16,180
                                                   -----------------------------
Total liabilities and stockholders' equity         $    20,876      $    28,121
                                                   ============     ============

    The accompanying notes are an integral part of these financial statements.

                                Styleclick, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                      Three Months              Six Months
                                      Ended June 30,          Ended June 30,
                                    2000        1999         2000        1999
                                  ---------   ---------    ---------   ---------
                                        (in thousands, except share data)

Net revenues                      $  4,785    $  6,544     $ 10,326   $  12,877
Cost of sales                        5,250       6,812       10,588      12,576
                                  ---------   ---------    ---------   ---------
Gross profit (loss)                   (465)       (268)        (262)        301

Operating costs and expenses:
Selling and marketing                2,107       3,493        3,858       5,474
Product development costs            1,140       1,445        2,048       2,961
General and administrative           3,999       6,014        7,910       9,584
Write-off of capitalized software    2,260           -        2,260           -
Depreciation and amortization        1,383         533        2,882         930
                                  ---------   ---------    ---------   ---------
Total operating costs and expenses  10,889      11,485       18,958      18,949
                                  ---------   ---------    ---------   ---------
Operating loss                     (11,354)    (11,753)     (19,220)    (18,648)
Other income (expense), net              1           6            1          (2)
                                  ---------   ---------    ---------   ---------
Net loss                          $(11,353)   $(11,747)    $(19,219)   $(18,650)
                                  =========   =========    =========   =========

Basic and diluted loss per share  $  (0.55)   $  (0.57)    $  (0.94)   $  (0.91)
                                  =========   =========    =========   =========
Basic and diluted weighted average
 common share outstanding        20,460,110  20,460,110   20,460,110  20,460,110
                                 ==========  ==========   ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                                Styleclick, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Six Months
                                                             Ended June 30,
                                                             (in thousands)
                                                           2000         1999
                                                       -----------   -----------
Net loss                                               $  (19,219)   $  (18,650)

Adjustments to reconcile net loss
  to net cash used in operating activities:
     Depreciation and amortization                          2,882           930
     Write-off of capitalized software costs                2,260             -
     Changes in operating assets and liabilities:
       Accounts receivable                                    503           435
       Inventories                                          1,536        (1,889)
       Accounts payable                                    (1,128)          160
       Accrued liabilities                                 (2,648)        4,718
       Other, net                                             413          (580)
                                                       -----------   -----------
Net cash used in operating activities                     (15,401)      (14,876)

Cash flow from investing activities
Capital expenditures                                         (350)       (6,508)
                                                       -----------   -----------
Net cash used in investing activities                        (350)       (6,508)

Cash flow from financing activities
Capital contributed by USANi  LLC                          15,750        21,385
                                                       -----------   -----------
Net cash used in financing activities                      15,750        21,385

Net increase (decrease) in cash and cash equivalents           (1)            1
                                                       -----------   -----------
Cash and cash equivalents at beginning of period                9             3
                                                       -----------   -----------
Cash and cash equivalents at end of period             $        8    $        4
                                                       ===========   ===========

                Supplemental disclosure of non-cash transactions

During the first six months ended December 31, 2000 and 1999, the Company paid no income taxes or interest.

    The accompanying notes are an integral part of these financial statements.

                                Styleclick, Inc.
                     Notes to Condensed Financial Statements

1. Organization and Basis of Presentation

Organization

The Company was incorporated in the State of Delaware on March 22, 2000 as a subsidiary of USANi LLC, which is a subsidiary of USA Networks, Inc. ("USAi"). On July 27, 2000, USAi contributed Internet Shopping Network LLC ("ISN") to the Company in conjunction with the acquisition of Styleclick.com, Inc. ("Old Styleclick") by the Company. The contribution and acquisition was structured as a merger of ISN and Old Styleclick with separate, wholly owned subsidiaries of the Company. The contribution of ISN by USAi was accounted for in the accompanying financial statements in a manner similar to the pooling-of-interests for business combinations due to the common ownership of the Company and ISN. Accordingly, the assets and liabilities were transferred to the Company at USANi LLC's historical cost and the accompanying consolidated balance sheets and statements of operations data reflect ISN's historical balances and operations. On July 27, 2000, the Company completed its acquisition of Styleclick.com, Inc. ("Old Styleclick"). See Note 2 for more information.

Weighted average basic and diluted shares outstanding and earnings per share data is presented as if all shares issued to USAi and its subsidiaries in consideration of the contribution of ISN were outstanding for all periods presented.

Basis of Presentation

The interim Condensed Consolidated Financial Statements and Notes thereto of the Company as of and for the three and six months ended June 30, 2000, and for the three and six months ended June 30, 1999 do not reflect the Company's acquisition of Old Styleclick on July 27, 2000 and reflect only the consolidated historical financial position and results of operations of ISN. Such Financial Statements and Notes thereto are unaudited and should be read in conjunction with the audited Internet Shopping Network LLC Financial Statements and Notes thereto for the twelve months ended December 31, 1999 presented in the Company's Registration Statements on Form S-4.

In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Condensed Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's audited Consolidated Financial Statements and Notes thereto.

                                Styleclick, Inc.
                     Notes to Condensed Financial Statements

2. Merger of Styleclick.com and ISN

On July 27, 2000, USAi and its subsidiaries contributed ISN to the Company, which contribution was structured as a merger of ISN with a wholly owned subsidiary of the Company. USAi received 0.601 shares of the Company's Class B common stock, and the other ISN unitholders received 0.601 shares of the Company's Class A common stock, for each ISN unit owned on that date. In addition, USAi invested approximately $40 million in cash and will contribute $10 million in dedicated media. Following approval of Old Styleclick's shareholders, Old Styleclick was merged with the Company on July 27, 2000. Each former Old Styleclick shareholder received one share of the Company's Class A common stock for each Old Styleclick share owned on that date.

Holders of the Class A common stock are entitled to one vote per share and holders of the Class B common stock are entitled to ten votes per share. Subsequent to the acquisition of Old Styleclick, USAi and its subsidiaries control approximately 96% of the outstanding total voting power and are effectively able to control the outcome of nearly all matters submitted to vote of the Company's shareholders.

Subsequent to the transactions, the Company owns and operates the combined properties of Old Styleclick and ISN, which includes Old Styleclick's network of branded e-commerce websites and ISN's First Auction.com and FirstJewelry.com websites.

The acquisition of Old Styleclick will be accounted for as a purchase transaction; accordingly the value of the net assets acquired will be based on their fair market value. The excess of the acquisition cost over the net assets acquired will preliminarily be allocated to goodwill. The results of operation of Old Styleclick will be included in the results of operations of the Company from the date of acquisition.

The following pro forma results of operations have been prepared to give effect to the merger of ISN and Old Styleclick for the three and six months ended June 30, 2000 and 1999:

                                            3 months               6 months
                                         ended June 30,         ended June 30,
                                         2000      1999         2000      1999
                                      --------   --------   --------   --------
Revenues                              $  5,279      7,119   $  12,071  $ 17,242

Net loss                              $(17,048)  $(16,078)  $ (30,856) $(23,966)

Basic and diluted earnings per share  $  (0.60)  $  (0.57)  $   (1.08) $  (0.84)

3. Advances from USANi

Prior to the acquisition of Old Styleclick, USANi LLC provided funds as needed to ISN for operations. During the first six months of 2000, USANi LLC contributed capital to ISN of $15.5 million to fund operations. In addition, $0.3 million which was funded by USANi LLC in prior periods and reflected as a liability was contributed by USANi LLC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth below and elsewhere in this Form 10-Q.

General

Internet Shopping Network ("ISN") is engaged in electronic commerce business transacted over the Internet through its two websites, FirstAuction.com and FirstJewelry.com. FirstAuction.com was launched in June of 1997 and is an online real time diversified auction retailer. FirstJewelry.com was launched in October 1999 and is an online retailer of jewelry offering a broad merchandise assortment across 9-10 categories with over 30 subcategories.

On July 27, 2000, ISN and Old Styleclick merged into the Company. Following the merger, the Company owns and operates the combined properties of Old Styleclick and ISN, which include ISN's FirstAuction.com, FirstJewelry.com and Old Styleclick's network of branded e-commerce web sites.

The acquisition of Old Styleclick will be accounted for as a purchase transaction; accordingly the value of the Old Styleclick net assets acquired will be based on their fair market value. The excess of the acquisition cost over the net assets acquired will preliminarily be allocated to goodwill. The results of operations of Old Styleclick will be included in the results of operations of the Company from the date of acquisition, July 27, 2000. The Company's results of operations described in the following section do not include Old Styleclick's results of operations.

Through Old Styleclick and ISN, the Company will sell merchandise directly to consumers over the Internet and will develop and sell services that allow companies to engage in electronic commerce over the Internet. For example, the Company will develop and manage websites for its business clients and provide its business clients with the technological platform to distribute products through its syndication network. The Company will also provide merchandise services, fulfill customer orders and supply customer services. The Company expects that more than 75% of its revenue will initially come from the businesses of ISN. However, this percentage is expected to decrease as revenue from business services increases. Depending on its ongoing evaluation of the prospects of its operations, including alternative uses of capital and resources, as well as general economic and industry conditions, the Company may decide to reduce the marketing costs associated with, shift the focus of, dispose of or substantially reduce its interest in some or all of these operations. Any such actions may cause a decrease in the Company's anticipated revenue or net income.

The following analysis discusses only ISN's results of operations during the mentioned periods.

Results of Operations

Comparison of Three Months Ended June 30, 2000 and 1999

Revenue and Gross Profit (Loss)

For the three months ended June 30, 2000, net revenues decreased by $1.8 million, or 27%, compared to the three months ended June 30, 1999. The revenue decrease resulted primarily from the absence of furniture sales in the 2000 period (which was eliminated in the second half of 1999), the absence during the 2000 period a free shipping promotion in the second quarter of 1999 that resulted in increased revenues, and decreased advertising during the 2000 period as compared to the 1999 period. Gross profit decreased by $0.2 million due primarily to the $0.9 million inventory expense to reduce the value of the inventory to be sold through alternative distribution channels, including liquidation and retail outlets.

Operating Costs and Expenses

For the three months ended June 30, 2000, total operating costs and expenses of $10.9 million decreased by $0.6 million or 5%. The decrease of $1.4 million in selling and marketing reflected reduced advertising spending on the First Auction site in anticipation of the re-launch planned for late 2000. General and administrative expenses were $2 million below the second quarter of 1999 due to reduced headcount and recruiting expenses. The Company recorded a one-time write-off of capitalized software costs of $2.3 million, related to an accounting software package and electronic data interchange software that management determined in the second quarter of 2000 will not be implemented.
Note that the capitalized software products were not in use and have no realizable value to Internet Shopping Network or Styleclick, Inc. Depreciation and amortization expense is $0.9 million greater than the same quarter in the prior year due to hardware, software and software development purchases made in the second half of 1999, primarily for the launch of the First Jewelry website. In addition to the $2.3 million write-off of capitalized software costs, $1 million related to restructuring costs incurred in the three months ended June 30, 2000 was also recorded as a one-time charge.

For the quarter ended June 30, 2000, net loss decreased by $0.1 million compared to the quarter ended June 30, 1999 due to decreased operating expenses which offset lower margins due to lower sales and the inventory write-off.

As a limited liability company, ISN is not subject to federal or state income taxes, but rather the LLC partners are responsible for taxes related to earnings attributable to each partner.

In conjunction with the merger, the Company changed its status to a C Corporation and consequently will be subject to tax as a C Corporation. On a pro forma basis, the change in tax status has no significant impact on the results of the Company's operations.

Comparison of Six Months Ended June 30, 2000 and 1999

Revenue and Gross Loss

For the six months ended June 30, 2000, net revenues decreased by $2.6 million, or 20%, compared to the six months ended June 30, 1999. In the second half of 1999, the Company reduced computer, consumer electronic and furniture sales to focus upon more profitable home and accessories categories. As a result, the sales from the less profitable categories were not yet fully replaced in the first half of 2000.

Operating Costs and Expenses

For the six months ended June 30, 2000, total operating costs and expenses of $19 million were consistent with the prior year. The decrease in selling and marketing of $1.6 million was primarily due to reduced First Auction advertising spending in the second quarter in anticipation of a re-launch in the fourth quarter. Product development costs decreased by $0.9 million due to software development for the First Jewelry website for the preliminary project stage which were expensed in the first quarter of 1999. General and administrative expenses were $1.7 million lower than the first six months of 1999 due to reduced headcount, recruiting expenses and travel and entertainment. The decreases were offset by the one-time write-off of capitalized software costs of $2.3 million. Depreciation and amortization expense was $2.0 million higher than the first six months of 1999 due to capital spending for hardware, software and software development primarily related to the First Jewelry.com website. In addition to the $2.3 million write-off of capitalized software costs, $1 million related to restructuring costs incurred in the first six months of 2000 was also recorded as a one-time charge.

For the six months ended June 30, 2000, net loss increased $0.6 million due to lower sales, the write-off of inventory, and software development expenses, partially offset by lower operating costs.

As a limited liability company, ISN is not subject to federal or state income taxes, but rather the LLC partners are responsible for taxes related to earnings attributable to each partner.

In conjunction with the merger, the Company changed its status to a C Corporation and consequently will be subject to tax as a C Corporation. On a pro forma basis, the change in tax status has no significant impact on the results of the Company's operations.

Liquidity and Capital Resources

Net cash used in operating activities was $15.4 million which primarily resulted from the $19.2 million operating loss and the $3.8 million payments made by the Company on its accounts payable and accrued liabilities since December 31, 1999. Such operating loss and cash payments were offset by two noncash expense items: depreciation and amortization ($2.9 million) and write-off of the Company's capitalized software costs ($2.3 million). Additionally, cash used in investing activities for capital expenditure was $350,000 during the first six months of 2000. Finally, USAi made capital contributions of $15.8 million in the first six months of 2000 to fund operations and the capital expenditures.

On July 27, 2000, in connection with the merger of Old Styleclick and ISN, USAi has invested $40 million in cash and will contribute $10 million in dedicated media. Further, the Company repaid to USAi approximately $10 million, which was previously advanced to Old Styleclick under a bridge loan. The receipt of $40 million and the repayment of the USAi bridge loan were recorded subsequent to June 30, 2000 and were not included in the Company's condensed consolidated financial statements presented under "Item 1. Financial Statements."

The Company's management anticipates that the combined cash on hand and media value should be sufficient to fund the Company's operating activities through the first quarter of 2001. However, the Company does not anticipate that it will be profitable nor generate positive cash flow through the first quarter of 2001. Consequently, the Company believes that it will be necessary to obtain additional capital prior to April 2001. The Company's management anticipates that new funding will be generated by either the sale of additional common stock, exercise of media warrants by USAi or a combination of both. Should the Company be unable to generate additional capital prior to that time it may be necessary to reduce the level of its operations, including terminating certain employees, substantially reducing its product development initiatives and cutting back on its sales and marketing efforts. The Company's management believes that taking such actions would seriously impair the long-term viability and value of the Company.

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe," "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be reviewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3.   Quantitative and Qualitative Disclosure of Market Risk

          There have been no changes in reported market risks since the Company's filing on Form S-4.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          In February 1999, Internet Shopping Network LLC ("ISN") filed a demand for arbitration against former ISN President Kirk Loevner under the terms of the arbitration provision in his employment agreement. In response, Loevner filed a complaint against ISN in Superior Court for Santa Clara County, California. The Superior Court decided not to enforce the arbitration provision of Mr. Loevner's employment agreement, and the court's ruling is currently on appeal. Mr. Loevner's employment with ISN ceased in August 1998. Mr. Loevner alleges that ISN breached his employment agreement and its stock option plan. He is seeking declaratory relief that he did not breach his employment agreement by accepting employment with his new and current employer FreeShop International, Inc. and, consequently, that his options for 250,000 shares of ISN's predecessor, Internet Shopping Network, Inc. (with an exercise price of $1.75 per share) are entitled to vest. Additionally, Mr. Loevner is seeking penalties and attorneys fees under the California Labor Code.

          In the ordinary course of business, ISN is engaged in various other lawsuits. In the opinion of management, the ultimate outcome of the various lawsuits should not have a material impact on the liquidity, results of operations or financial condition of ISN.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Styleclick, Inc.


Date: August 14, 2000                        By: /s/ MAURIZIO VECCHIONE
                                                -----------------------------
                                                     Maurizio Vecchione
                                                     Chief Executive Officer

                                                 /s/ BARRY HALL
                                                -----------------------------
                                                     Barry Hall
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit                                                     Sequentially
    Number                  Description                       Numbered Page

    27.1              Financial Data Schedule.1







-------------------------------
1 This exhibit is being filed electronically in the electronic format specified by EDGAR.