Form 10-Q
period 2000-09-30
STYLECLICK INC
filed 2000-11-07
CIK 1109705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X ] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       OR

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

Commission file number 333-33194


                                STYLECLICK, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      13-4106745
-------------------------------------      -------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

3861 Sepulveda Blvd., Culver City, CA                      90230
-------------------------------------      -------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (310) 751-2100
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

The number of outstanding shares of the registrant's common stock as of November 7, 2000, was:

                  Class A common stock                7,975,053
                  Class B common stock               23,039,706
                                                     ----------
                                                     31,014,759
                                                     ==========

Only Class A common stock is publicly traded.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                Styleclick, Inc.
                      Condensed Consolidated Balance Sheet
                        (in thousands, except share data)

                                                September 30,      December 31,
                                                    2000               1999
                                               ---------------   ---------------
                                                 (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                    $      27,275     $           9
   Accounts receivable, net of allowance
      of $341 and $42, respectively                       769               679
   Inventories, net                                     8,346            11,319
   Prepaid expenses and other current assets           12,078               913
                                               ---------------   ---------------
Total current assets                                   48,468            12,920
Property and equipment, net of
   accumulated depreciation of $11,666
   and $6,020, respectively                            12,874            15,121
Goodwill, net of accumulated amortization
   of $9,473                                          161,053                 -
Other assets                                              438                80
                                               ---------------   ---------------
   Total assets                                 $     222,833     $      28,121
                                               ===============   ===============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                             $       1,595     $       2,876
   Accrued liabilities                                  5,659             8,736
   Deferred income                                        179                 -
   Related party payable                                3,322               329
                                               ---------------   ---------------
Total current liabilities                              10,755            11,941

Stockholders' equity:
   Preferred stock--$0.01 par value;
      authorized 25,000,000 shares, none
      issued and outstanding                                -                 -
   Class A common stock--$0.01 par value,
      authorized 150,000,000 shares,
      7,966,751 and 184,497 issued and
      outstanding, respectively                            80                 2
   Class B common stock--$0.01 par value,
      authorized 112,500,000 shares,
      23,039,706 and 20,346,103 issued
      and outstanding, respectively                       230               203
   Additional paid in capital                         336,457           103,213
Accumulated deficit                                  (124,689)          (87,238)
                                               ---------------   ---------------
Total stockholders' equity                            212,078            16,180
                                               ===============   ===============
Total liabilities and stockholders' equity      $     222,833     $      28,121
                                               ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                                Styleclick, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                   Three Months              Nine Months
                               Ended September 30,       Ended September 30,
                                2000         1999         2000         1999
                             -----------  -----------  -----------  -----------
                                     (in thousands, except share data)
Net revenues
 Product sales               $    4,351   $    6,660   $   16,759   $   21,489
 Service revenues                   796            -          796            -
                             -----------  -----------  -----------  -----------
                                  5,147        6,660       17,555       21,489
Cost of sales
 Product sales                    4,246        6,225       16,916       20,753
 Service revenues                    28            -           28            -
                             -----------  -----------  -----------  -----------
                                  4,274        6,225       16,944       20,753

Gross profit                        873          435          611          736

Operating costs and expenses:
Selling and marketing             1,066        2,427        4,924        7,901
Product development costs         1,287        1,398        3,335        4,359
General and administrative        5,810        4,902       13,720       14,486
Write-off of capitalized
   software costs                     -            -        2,260            -
Depreciation and amortization     1,399          989        4,281        1,919
Amortization of goodwill          9,473            -        9,473            -
                             -----------  -----------  -----------  -----------
     Total operating costs
        and expenses             19,035        9,716       37,993       28,665
                             -----------  -----------  -----------  -----------
Operating loss                  (18,162)      (9,281)     (37,382)     (27,929)
Other income (expense), net         (70)           2          (69)           -
                             ===========  ===========  ===========  ===========
Net loss                     $  (18,232)  $   (9,279)  $  (37,451)  $  (27,929)
                             ===========  ===========  ===========  ===========
Basic and diluted
   loss per share            $    (0.65)  $    (0.45)  $    (1.63)  $    (1.37)
                             ===========  ===========  ===========  ===========
Basic and diluted weighted
   average common shares
   outstanding               27,892,127   20,460,110   22,964,672   20,460,110
                             ===========  ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                                Styleclick, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                          (in thousands)
                                                      2000             1999
                                                   -------------   -------------
Cash flow from operating activities
Net loss                                           $    (37,451)   $    (27,929)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                        4,281           1,919
     Amortization of goodwill                             9,473               -
     Write-off of capitalized software costs              2,260               -
     Loss on disposition of fixed assets                    374               -
     Changes in operating assets and liabilities:
       Accounts receivable                                  687            (161)
       Inventories                                        2,975          (2,771)
       Prepaid expenses and other current assets            (78)              -
       Accounts payable                                  (4,578)            (44)
       Accrued liabilities                               (3,427)          3,986
       Deferred income                                     (190)              -
       Related party payable                              3,322               -
       Other, net                                            52            (790)
                                                   -------------   -------------
Net cash used in operating activities                   (22,300)        (25,790)

Cash flow from investing activities
Capital expenditures                                       (407)        (10,145)
                                                   -------------   -------------
Net cash used in investing activities                      (407)        (10,145)

Cash flow from financing activities
Capital contributed by USANi  LLC                        59,976          35,936
Stock options exercised                                     232               -
Repayment of bridge loan to USANi LLC                   (10,235)              -
                                                   -------------   -------------
Net cash provided by financing activities                49,973          35,936

Net increase in cash and cash equivalents                27,266               1
                                                   -------------   -------------
Cash and cash equivalents at beginning of period              9               3
                                                   =============   =============
Cash and cash equivalents at end of period         $     27,275    $          4
                                                   =============   =============

  The accompanying notes are an integral part of these financial statements.

                                Styleclick, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

Supplemental disclosure of non-cash transactions

In connection with the merger on July 27, 2000, Styleclick, Inc. (the "Company") issued 7,725,592 shares of its Class A common stock to the shareholders of Styleclick.com Inc. ("Old Styleclick"). Each former Old Styleclick shareholder received one share of the Company's Class A common stock for each Old Styleclick common stock share owned on that date.

In connection with the merger on July 27, 2000, the Company issued 538,721 shares of its Class B common stock to USANi LLC in consideration of $10 million in advertising and promotion services to be provided by USAi to the Company over a three-year period.

During the first nine months ended September 30, 2000 and 1999, the Company paid no income taxes or interest.


  The accompanying notes are an integral part of these financial statements.

                                Styleclick, Inc.
                     Notes to Condensed Financial Statements

1. Organization and Basis of Presentation

Organization

Styleclick, Inc. (the "Company") was incorporated in the State of Delaware on March 22, 2000 as a subsidiary of USANi LLC, which is a subsidiary of USA Networks, Inc. ("USAi"). On July 27, 2000, USAi contributed Internet Shopping Network LLC ("ISN") to the Company in conjunction with the acquisition of Styleclick.com Inc. ("Old Styleclick") by the Company. The contribution and acquisition was structured as a merger of ISN and Old Styleclick with separate, wholly owned subsidiaries of the Company. The contribution of ISN by USAi was accounted for in the accompanying financial statements in a manner similar to the pooling-of-interests for business combinations due to the common ownership of the Company and ISN. Accordingly, the assets and liabilities were transferred to the Company at USANi LLC's historical cost for ISN's historical balances and operations. See Note 2 for more information about the merger.

Basis of Presentation

The interim Condensed Consolidated Financial Statements and Notes thereto of the Company as of and for the three and nine months ended September 30, 2000 reflect the Company's acquisition of Old Styleclick on July 27, 2000. The results for the three and nine months ended September 30, 1999 reflect only the consolidated historical financial position and results of operations of ISN. Such Financial Statements and Notes thereto are unaudited and should be read in conjunction with the audited Internet Shopping Network LLC Financial Statements and Notes thereto for the twelve months ended December 31, 1999 presented in the Company's Registration Statement on Form S-4.

Weighted average basic and diluted shares outstanding and earnings per share data for the three and nine months ended September 30, 1999 are presented as if all shares issued to USAi and its subsidiaries in consideration of the contribution of ISN were outstanding for these two periods.

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

                                Styleclick, Inc.
                     Notes to Condensed Financial Statements

2. Merger of Old Styleclick and ISN

On July 27, 2000, USAi and its subsidiaries contributed ISN to the Company, which contribution was structured as a merger of ISN with a wholly owned subsidiary of the Company. USAi received 0.601 shares of the Company's Class B common stock, and the other ISN unitholders received 0.601 shares of the Company's Class A common stock, for each ISN unit owned on that date. In addition, USAi invested approximately $40 million in cash and will contribute $10 million in dedicated media. Following approval of Old Styleclick's shareholders, Old Styleclick was merged with a wholly owned subsidiary of the Company on July 27, 2000. Each former Old Styleclick shareholder received one share of the Company's Class A common stock for each Old Styleclick share owned on that date.

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

Following the merger transactions, the Company owns and operates the combined properties of Old Styleclick and ISN, which includes Old Styleclick's network of branded e-commerce websites and ISN's First Auction.com and FirstJewelry.com websites.

The acquisition of Old Styleclick was accounted for as a purchase transaction; accordingly the value of the net assets acquired was based on their fair market value. The excess of the acquisition cost over the net assets acquired was allocated to goodwill. The results of operation of Old Styleclick were included in the results of operations of the Company from the date of acquisition.

The following pro forma results of operations have been prepared to give effect, with pro forma adjustments including amortization of goodwill at $14.2 million per quarter, to the merger of ISN and Old Styleclick for the three and nine months ended September 30, 2000 and 1999:

                                   Three Months              Nine Months
                               Ended September 30,       Ended September 30,
                                2000         1999         2000         1999
                             -----------  -----------  -----------  -----------
Revenues                     $    5,291   $    7,447   $   19,444   $   26,641
Net loss                     $  (24,544)  $  (28,156)  $  (82,245)  $  (80,542)
Basic and diluted
  earnings per share         $    (0.79)  $    (0.91)  $    (2.66)  $    (2.60)

                                Styleclick, Inc.
                     Notes to Condensed Financial Statements

3. Goodwill


The preliminary determination of the goodwill is set forth below:
Value of portion of Old Styleclick acquired in the merger            $121,781
Additional cash and promotional investment by USAi                     50,000
Fair value of outstanding "in the money options"
   and warrants of Old Styleclick                                      37,989
Transaction costs                                                       2,144
                                                                     --------
Total acquisition costs                                               211,914
Less: Net assets acquired                                              41,388
                                                                     --------
Goodwill                                                             $170,526
                                                                     ========

The fair value of Old Styleclick was based on the fair value of $15.78 per share times approximately 7.7 million shares outstanding. Fair value of the shares was determined by taking an average of the opening and closing price of Old Styleclick common stock for the period just before and just after the terms of the transaction were agreed to by the Company and Old Styleclick and announced to the public.

$50 million contributed by USANi LLC included $40 million in cash and $10 million in advertising and promotion. USAi and its affiliates will provide promotional time on its media properties over a three-year period from the closing of the merger. Such promotion will be contributed to the Company at its fair market value based on amounts charged to third parties.

Net assets acquired includes the net assets of Old Styleclick at the merger date of $0.3 million, the $50 million of cash and promotion to be contributed by USAi and USANi LLC, offset by a total of $8 million write-off of Old Styleclick's assets and the $0.9 million that Old Styleclick paid to its investment advisors upon the closing of the merger. The write-off of assets, including $4.7 million deferred royalties ($0.6 million under other current assets and $4.1 million under other assets), $1.1 million capitalized software and $2.2 million prepaid advertising expense, was due to the fact that no revenues associated with these two assets are expected after the merger based on the Company's business plan.

Goodwill is being amortized by the straight-line method over three years since the merger date.

                                Styleclick, Inc.
                     Notes to Condensed Financial Statements
4. Revenue Recognition

Product Sales

Product sales primarily consist of merchandise sales, software licenses, software maintenance and shipping and handling revenues. Merchandise sales are reduced by incentive discounts and sales returns to arrive at net revenue. Revenues are recognized upon shipment. The Company's sales policy allows jewelry sold over the FirstJewelry.com website to be returned at the customer's discretion within 30 days of the date of receipt and merchandise sold on the FirstAuction.com website to be returned if it is damaged or defective within 30 days of the date of receipt. Allowances for returned merchandise and other adjustments are provided based upon past experience. The Company began to classify amounts charged to customers for shipping and handling as revenue in the third quarter of 2000. All periods presented reflect this presentation.

Revenue related to software licenses is recorded net of estimated allowances and returns at the time the software is delivered. Software maintenance revenue representing revenue generated from post contract customer support is recognized on a straight-line basis over the term of the corresponding contract, which is generally twelve months.

Service Revenues

Service revenues primarily consist of revenues generated from Internet website development and maintenance and revenues generated from Internet application services. Revenues generated from Internet website development and maintenance are recognized based on the accomplishment of contractual milestones in a manner that matches revenue with the related costs. Generally, the terms of contracts are short term in nature (twelve months or less).

Revenues generated from Internet application services include product fulfillment revenue and product referral revenue. Product fulfillment revenue generated from the Company's fulfillment services to its on-line shopping Internet website participant vendors is recognized based on a percentage of gross revenues from the related transactions upon notification of shipment of the vendors' products by the Company's fulfillment warehouse or the participant vendors. Product referral revenue generated from referral of vendors' products to Internet consumers through the Company's on-line shopping Internet web-sites is recognized based on a percentage of gross revenues from the related transactions based upon notification of the respective sales information by the Company's vendors, the independent Internet traffic tracking companies or the Company's on-line tracking reports.

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

General

On July 27, 2000, Internet Shopping Network ("ISN") and Styleclick.com Inc. ("Old Styleclick") merged into the Company. Following the merger, the Company owns and operates the combined properties of Old Styleclick and ISN, which include ISN's FirstAuction.com, FirstJewelry.com and Old Styleclick's network of branded e-commerce web sites.

ISN is engaged in electronic commerce business transacted over the Internet through its two websites, FirstAuction.com and FirstJewelry.com. FirstAuction.com was launched in June of 1997 and is an online real time diversified auction retailer. FirstJewelry.com was launched in October 1999 and is an online retailer of jewelry.

Old Styleclick is in the business of developing, marketing, and supporting electronic commerce Internet websites and Internet-enabled applications based on its proprietary technology for content management, including modeling and rendering technology.

Through ISN and Old Styleclick, the Company sells merchandise directly to consumers over the Internet and develops and sells services that allow companies to engage in electronic commerce over the Internet. For example, the Company develops and manages Internet websites for its business clients and provides its business clients with the technological platform to distribute products through its syndication network. The Company also provides merchandise services, fulfills customer orders and supplies customer services. Depending on its ongoing evaluation of the prospects of its operations, including alternative uses of capital and resources, as well as general economic and industry conditions, the Company may decide to reduce the marketing costs associated with, shift the focus of, dispose of or substantially reduce its interest in, some or all of these operations. Any such actions may cause a decrease in the Company's anticipated revenue or net income.

Results of Operations

The results of operations discussed below for the three and nine months ended September 30, 2000 include Old Styleclick's results of operations from the date of acquisition (July 27, 2000) and for the results of operations for the three and nine months ended September 30, 1999 include only ISN's results of operations

Comparison of Three Months Ended September 30, 2000 and 1999

Revenue and Gross Profit

For the three months ended September 30, 2000, net revenues decreased by $1.5 million, or 23%, compared to the three months ended September 30, 1999. Merchandise sales decreased $2.3 million primarily due to the decrease in sales in the computer and consumer electronic categories (less profitable categories away from which the Company is shifting its focus) in the third quarter of 2000 as compared to the 1999 period. The Company continued to focus its sales upon more profitable home and accessories categories during the 3rd quarter of 2000. As a result, the sales from the less profitable categories were not yet fully replaced in the 2000 period. The decrease in merchandise sales was also attributable to decreased advertising during the 2000 period as compared to the 1999 period. Such decrease was offset by a $0.8 million increase in service revenues generated by Old Styleclick after the merger. Gross profit increased by $0.4 million primarily due to the $0.7 million gross margin generated from service revenues.

Operating Costs and Expenses

For the three months ended September 30, 2000, total operating costs and expenses of $19 million increased by $9.3 million or 96% compared to the corresponding period in 1999. The increase included a $9.5 million amortization of goodwill expense recorded in the third quarter of 2000 due to the merger. Excluding this amortization expense, the operating costs and expenses were $0.2 million less in the third quarter of 2000 as compared to the same quarter in 1999. The decrease in selling and marketing expense of $1.4 million reflecting reduced spending on advertising spending on the First Auction site in anticipation of a re-launch planned for late 2000. General and administrative expenses were $0.9 million above those for the third quarter of 1999 due to an increased headcount and greater recruiting expenses after the merger. Depreciation and amortization expense is $0.4 million greater than the same quarter in the prior year due to the acquisition of Old Styleclick in the third quarter of 2000.

For the quarter ended September 30, 2000, net loss increased by $9 million compared to the quarter ended September 30, 1999 due to increased operating expenses (primarily amortization expense of goodwill) which offset higher gross margins generated from service revenues.

As a limited liability company in 1999, ISN was not subject to federal or state income taxes. Instead, the LLC members of ISN were responsible for taxes related to earnings attributable to each member.

In conjunction with the merger, ISN became a wholly-owned subsidiary of the Company. The Company is a "C" Corporation and consequently is now subject to tax as a "C" Corporation. The change in tax status has no significant impact on the results of the Company's operations. The Company recorded no provision for income taxes in the third quarter of 2000 due to net operating losses in the quarter.

Comparison of Nine Months Ended September 30, 2000 and 1999

Revenue and Gross Profit

For the nine months ended September 30, 2000, net revenues decreased by $3.9 million, or 18%, compared to the nine months ended September 30, 1999. Merchandise sales decreased $4.7 million primarily due to the decrease in sales in the computer and consumer electronic categories (less profitable categories) in the 2000 period as compared to the 1999 period. The Company continued to focus its sales upon more profitable home and accessories categories during the 2000 period. As a result, the sales from the less profitable categories were not yet fully replaced in the 2000 period. The decrease was offset by a $0.8 million increase in service revenues generated by Old Styleclick after the merger. Gross profit decreased by $0.1 million primarily due to the $0.9 million inventory expense which was recorded during the second quarter to reduce the value of the inventory to be sold through alternative distribution channels. The $0.9 million expense was offset by the $0.7 million gross margin generated from Old Styleclick's service revenues after the merger.

Operating Costs and Expenses

For the nine months ended September 30, 2000, total operating costs and expenses of $38 million increased by $9.3 million or 33% compared to the corresponding period in 1999. The increase included a $9.5 million amortization of goodwill expense recorded in the third quarter of 2000 due to the merger. Excluding this amortization expense, the operating costs and expenses were $0.1 million less in the first nine months of 2000 as compared to the same period in 1999. The decrease in selling and marketing expense of $3 million reflecting reduced advertising spending on the First Auction site in anticipation of a re-launch planned for late 2000. Product development costs decreased by $1 million due to software development costs related to the First Jewelry website for the preliminary project stage which were expensed in the first quarter of 1999. General and administrative expenses were $0.8 million lower than those incurred during the first nine months of 1999 due to a reduced average headcount and lower recruiting expenses. The decreases were offset by the one-time write-off during the second quarter of 2000 of capitalized software costs of $2.3 million related to an accounting software package and electronic data interchange software that management determined will not be implemented. The capitalized software products were not in use and have no realizable value to the Company. Depreciation and amortization expense was $2.4 million higher than during the first nine months of 1999 due to greater capital spending for hardware, software and software development primarily related to the First Jewelry.com website and the acquisition of Old Styleclick. In addition to the $2.3 million write-off of capitalized software costs, a $1 million expense related to restructuring costs incurred in the first nine months of 2000 was also recorded as a one-time charge.

For the nine months ended September 30, 2000, net loss increased $9.5 million primarily due to increased operating expenses (primarily amortization expense of goodwill and the write-off of capitalized software costs) and the write-off of inventory.

As a limited liability company in 1999, ISN was not subject to federal or state income taxes. Instead, the LLC members of ISN were responsible for taxes related to earnings attributable to each member.

In conjunction with the merger, ISN became a wholly-owned subsidiary of the Company. The Company is a "C" Corporation and consequently is now subject to tax as a "C" Corporation. The change in tax status has no significant impact on the results of the Company's operations. The Company recorded no provision for income taxes in the first nine months of 2000 due to net operating losses in the third quarter of 2000.

Liquidity and Capital Resources

Net cash used in operating activities was $22.3 million, which net use primarily resulted from the $37.5 million operating loss and the $8 million payments made by the Company on its accounts payable and accrued liabilities since December 31, 1999. Such operating loss and cash payments were offset by a decrease in inventories ($3 million), an increase in related party payable ($3.3 million) and three non-cash expense items: depreciation and amortization ($4.3 million), amortization of goodwill ($9.5 million) and the write-off of the Company's capitalized software costs ($2.3 million). Additionally, cash used in connection with in investing activities for capital expenditures was $0.4 million during the first nine months of 2000. Finally, USAi made capital contributions of $60 million in the first nine months of 2000, of which $40 million was contributed related to the merger of ISN and Old Styleclick on July 27, 2000. Of $40 million, $10.2 million was repaid to USAi for the previously advanced to Old Styleclick under a bridge loan.

The Company's management anticipates that cash on hand should be sufficient to fund the Company's operating activities through at least the second quarter of 2001. However, the Company does not currently anticipate that it will be profitable nor generate positive cash flow through the second quarter of 2001. Consequently, the Company may seek to obtain additional funding during 2001. The Company's management anticipates that new funding, if any, could be generated by either the sale of additional common stock, exercise of media warrants by USAi or a combination of both. Should the Company be unable to obtain any required funding, it may be necessary to reduce the level of its operations, including reducing headcount, substantially reducing its product development initiatives and cutting back on its sales and marketing efforts. The Company's management believes that taking such actions would adversely affect the Company's ability to carry out its business plan and achieve profitability.

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

Item 3.   Quantitative and Qualitative Disclosure of Market Risk

          There have been no material changes in reported market risks related to the Company's financial instruments since the Company's filing if its Form S-4 registration statement.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          In February 1999, Internet Shopping Network LLC ("ISN") filed a demand for arbitration against former ISN President Kirk Loevner under the terms of the arbitration provision in his employment agreement. In response, Loevner filed a complaint against ISN in Superior Court for Santa Clara County, California. The Superior Court decided not to enforce the arbitration provision of Mr. Loevner's employment agreement, and the court's ruling is currently on appeal. Mr. Loevner's employment with ISN ceased in August 1998. Mr. Loevner alleges that ISN breached his employment agreement and its stock option plan. He is seeking declaratory relief that he did not breach his employment agreement by accepting employment with FreeShop International, Inc. and, consequently, that his options for 250,000 shares of ISN's predecessor, Internet Shopping Network, Inc. (with an exercise price of $1.75 per ISN class B unit) are entitled to vest. Additionally, Mr. Loevner is seeking penalties and attorneys fees under the California Labor Code.

          In the ordinary course of business, the Company is engaged in various other lawsuits. In the opinion of management, the ultimate outcome of the various lawsuits should not have a material impact on the liquidity, results of operations or financial condition of the Company.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          During the third quarter the employment of the Company's president, Bill Lane, terminated.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 Facilities  lease  dated May 30,  2000  between  W9/WLA Real
                    Estate Limited Partnership, as Landlord, and Registrant, as lessee.1

               27.1 Financial Data Schedule.1

          (b)  Reports on Form 8-K

               On August 11, 2000, the Company filed a report on Form 8-K. The items reported were Item 2 - "Acquisition or disposition of Assets." Item 7(a) - "Financial Statements of Businesses."

               On October 10, 2000, the Company filed an amendment to the report on Form 8-K filed on August 11, 2000. The items reported were
               Item 2 -  "Acquisition  or  Disposition  of Assets,"  Item 7(a) -
               "Financial Statements of Business Acquired" and Item 7(c) - "Exhibits."

               On October 23, 2000, the Company filed a report on Form 8-K. The item reported was Item 7 - "Financial Statements and Exhibits."

               On October 25, 2000, the Company filed a report on Form 8-K. The item reported was Item 9 - "Regulation FD Disclosure."


--------
1 This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Styleclick, Inc.


Date: November 7, 2000                 By: /s/  MAURIZIO VECCHIONE
                                          ------------------------------------
                                           Maurizio Vecchione
                                           Chief Executive Officer

                                           /s/  BARRY HALL
                                          ------------------------------------
                                           Barry Hall
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                     Description

  10.1 Facilities lease dated May 30, 2000 between W9/WLA Real Estate Limited Partnership, as Landlord, and Registrant, as lessee.1

  27.1            Financial Data Schedule.1


--------
1 This exhibit is being filed electronically in the electronic format specified by EDGAR.