Form 10-K
period 2000-12-31
STYLECLICK INC
filed 2001-04-02
CIK 1109705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                  For the transition period from      to
                                                -----   -----

                         Commission file number 0-31043
                                                -------


                                STYLECLICK, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        13-4106745
----------------------------------------     -----------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

5105 W. Goldleaf Circle, Los Angeles, CA                     90056
----------------------------------------     -----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (403) 323-1000
                                                  ----------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class              Name of each exchange on which registered:

    Class A Common Stock                        NASDAQ National Market
-----------------------------               -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sect. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $9,227,018 based on the average bid and asked prices of $1.16 per share as quoted on the NASDAQ National Market on March 29, 2001. The number of outstanding shares of the registrant's common stock as of March 29, 2001, was:

                  Class A common stock                8,980,124*
                  Class B common stock               23,039,706
                                                     ----------
                                                     32,019,830
                                                     ==========

*Includes 1,000,000 shares of restricted stock subject to vesting.

Only Class A common stock is publicly traded.

                      Documents Incorporated by Reference:

Portions of the Registrant's proxy statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

                                STYLECLICK, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                   For The Fiscal Year Ended December 31, 2000




                                                                            Page
PART I

Item 1.  Business.........................................................    2

Item 2.  Properties.......................................................   10

Item 3.  Legal Proceedings................................................   10

Item 4.  Submission of Matters to a Vote of Security Holders..............   11



PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters......................................   11

Item 6.  Selected Financial Data..........................................   12

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................   13

Item 7A. Quantitative and Qualitative Disclosures About Market Risks......   16

Item 8.  Consolidated Financial Statements and Supplementary Data.........   16

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure...........................   38



PART III

Item 10. Directors and Executive Officers of the Registrant...............   38

Item 11. Executive Compensation...........................................   38

Item 12. Security Ownership of Certain Beneficial Owners
         and Management...................................................   38

Item 13. Certain Relationships and Related Transactions...................   38



PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K..............................................   39

                                     PART I

Item 1. Business

Corporate Overview

     Styleclick, Inc. ("Styleclick" or the "Company") is a provider of electronic commerce (e-commerce) technologies and services enabling its customers to sell their products online. Styleclick's offerings include website design, development and hosting, product imaging, online sales and merchandising technologies, inventory management and integrated back-end fulfillment and customer care.

     Styleclick was incorporated in Delaware on March 22, 2000 by USANi Sub LLC, a wholly-owned subsidiary of USA Networks, Inc. ("USAi"), in connection with the merger of Styleclick.com Inc. ("Styleclick.com") and Internet Shopping Network LLC ("ISN"), a wholly-owned subsidiary of USAi prior to the merger. Upon consummation of the merger, which was completed on July 27, 2000, Styleclick.com and ISN became wholly-owned subsidiaries of Styleclick, and Styleclick became a majority-owned subsidiary of USAi.

     Styleclick's capital stock currently consists of Class A common stock and Class B common stock. All of the outstanding shares of Styleclick's Class B common stock are held by USAi. Subject to certain conditions, each share of Class B common stock is convertible into one share of Class A common stock. Except as otherwise provided by applicable law, each share of Class B common stock has 10 votes on any matter submitted to a vote of Styleclick's stockholders and each share of Class A common stock has one vote on any matter submitted to a vote of its stockholders.

     USAi currently holds approximately 72% of Styleclick's outstanding capital stock and approximately 96% of the total voting power of Styleclick. As a result, USAi is effectively able to control the outcome of nearly all matters submitted to a vote of Styleclick's stockholders.

Recent Developments

     In March 2001, Styleclick announced certain changes including a new company organization designed to advance its offering of scalable commerce services. The announcement included Styleclick's purchase of certain assets formerly held by MVP.com, Inc., a former provider of e-commerce services, including the hardware and proprietary software comprising its technology platform (the "Acquired Technology"), as part of a liquidation of assets formerly held by MVP.com. Additionally, the Company hired Ian Drury, former Chief Technology Officer of MVP.com and Brent Hill, former Vice President, Business Development, of MVP.com, the technologists responsible for creating the proprietary software purchased by Styleclick, as well as certain other former employees of MVP.com. Messrs. Drury and Hill have joined Styleclick's senior staff as Executive Vice Presidents. In connection with such hirings Styleclick issued to Messrs. Drury and Hill and certain other former employees of MVP.com an aggregate of 1,000,000 shares of Class A common stock subject to certain restrictions including a vesting schedule, and options to purchase an aggregate of 1,430,500 shares of Class A common stock.

     Also in March 2001, Styleclick announced that its Board of Directors had elected Lisa Brown to the office of Chief Executive Officer of Styleclick and Robert Halper to the office of President and Chief Operating Officer of Styleclick. Ms. Brown also serves as Chief Executive Officer and President of USA Electronic Commerce Solutions LLC, a wholly-owned subsidiary of USAi ("ECS"), and Mr. Halper as Executive Vice President, Operations and Finance, of ECS.

     Finally, in conjunction with the new company organization, Styleclick received a revolving line of credit for $15 million from USAi. The term of the credit line is 18 months and carries an interest rate of USAi's average blended cost of borrowing. The credit line can be drawn against only with the approval of Styleclick's Board of Directors.

Forward-looking Statements

     This report contains "forward-looking statements" within the meaning of the securities laws. Styleclick has based these forward-looking statements on its current expectations and projections about future events, based on the information currently available to Styleclick. Such forward-looking statements are principally contained in the sections "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." The forward-looking statements include, among other things, statements relating to Styleclick's anticipated financial performance, business prospects, new developments, evolving business strategy and similar matters. These forward-looking statements are subject to risks, uncertainties and assumptions that may affect the operations, performance, development and results of Styleclick's business and include, but are not limited to, the following:

o        Styleclick's evolving and unproven business model;
o        Challenges with Styleclick's technology;
o        Competition from others;
o        Performance of new management;
o        Styleclick's reliance on ECS; and
o Conflicts of interest among Styleclick, on one hand, and USAi and its affiliates, including without limitation ECS, on the other hand.

     Styleclick undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not be accurate.

Industry Background

     The Internet is a highly interactive medium that allows companies involved in electronic commerce to customize online stores, advertising and promotional materials in an effort to target specific groups and individuals. Jupiter Communications, an independent market research organization, in its report titled Jupiter Internet Shopping Model (September 2000), estimates that the number of Americans shopping online will increase from 48 million in 2000 to 91 million in 2003 and that online shoppers will increase their spending on products offered on the Internet from $24 billion in 2000 to $71 billion in 2003.

     The Internet is an attractive marketplace for both retailers and consumers. Using the Internet, retailers may be able to "display" a larger number and wider variety of products at a lower cost than physical stores and catalogs, which have limitations on inventory, shelf and catalog space. In addition, online retailers do not incur the costs of managing and maintaining a retail store base or the significant printing and mailing costs of catalogs. Online retailers also enjoy certain merchandising flexibility including the ability to easily and frequently adjust their featured selections and editorial content in an attempt to better respond to consumers' needs. Finally, online retailers may be able to more easily obtain demographic and behavioral data about customers, increasing such retailers' opportunities for targeted marketing programs.

     The Internet also offers a number of potential advantages to consumers. Consumers can enjoy the time savings, convenience and flexibility of shopping online 24 hours a day, seven days a week with access to a broader selection of products than is traditionally available in a retail store. In addition, online retailing allows for personalized shopping experiences through the delivery of content, purchasing advice and community and electronic features such as reminder and suggestion services. Consumers may also benefit from greater access to product information.

     Traditional "brick and mortar" retailers and brands may decide to develop a separate infrastructure for their Internet operations, including website design, order processing, fulfillment, customer service and a descriptive product database. In doing so, such traditional retailers may also be required to make significant capital investments to develop in-house technology systems as well as to attract and retain personnel to support an online business.

Business Overview

     Styleclick provides e-commerce technologies and services enabling its customers to sell their products online. At the time of the merger, which was consummated on July 27, 2000, Styleclick.com and ISN were engaged in different but related Internet e-commerce businesses. Styleclick.com was primarily in the business of developing and selling technologies and services that enabled other companies to engage in e-commerce over the Internet, while ISN was principally a direct e-commerce retailer, operating two websites: FirstAuction.com and FirstJewelry.com. Since the merger, Styleclick has been focusing its efforts on becoming an "end-to-end" e-commerce service provider. As part of this process, Styleclick is combining in-house capabilities, including website design and management, content management, and online auction, merchandising and transaction processing, with the capabilities of certain affiliates of USAi or third parties, which include customer service and product fulfillment.

     Styleclick's evolving business model makes the prediction of future operating results difficult, and Styleclick expects to incur net losses for the foreseeable future. As part of its evolving strategy, Styleclick may decide to reduce the development and marketing cost associated with, shift the focus of, or substantially reduce its interest in some or all of its operations, which may cause a decrease in Styleclick's anticipated revenue or net income. Styleclick intends to continue to explore ways to reduce expenses and increase efficiencies.

     In connection with its increased focus on its e-commerce service provider business, Styleclick has significantly reduced its direct online retail business. Accordingly, Styleclick has ceased purchasing inventory for its FirstAuction.com and FirstJewelry.com websites and is in the process of selling its inventory on hand. Ultimately, Styleclick intends to sell products that are obtained either on a consignment or drop-ship basis. Styleclick believes that this will reduce the risk and cash requirements of carrying inventory. At the same time, such changes will result in substantially reduced revenues from product sales when compared to historical results. Revenue from the direct online retail business was $20.9 million, or approximately 94% of revenue for the year ended December 31, 2000. In addition, in March 2001, Styleclick combined its retail website, FirstJewelry.com, with its business-to-consumer auction website, FirstAuction.com, by making its existing FirstJewelry.com inventory available through FirstAuction.com and redirecting FirstJewelry.com's url to the FirstAuction.com site. At the same time, Styleclick is continuing the process of transitioning FirstAuction.com into an e-commerce driven service and moving away from a business-to-consumer website.

     Styleclick believes that cash on hand plus the $15 million credit line should be sufficient to fund its operating activities through at least the first quarter of 2002. However, if Styleclick's actual revenues are lower than predicted, it may be unable to adjust its operating expenses accordingly and, thus, could require additional capital at an earlier date. USAi is under no obligation to provide additional capital, and Styleclick cannot ensure that it will be able to obtain additional capital on favorable terms or at all.

Products and Services; Customers

     Styleclick Service for Business Customers. Styleclick provides customized "end-to-end" e-commerce and merchandising solutions to companies in search of effective and profitable online strategies. Styleclick offers such business clients a range of services and products, including website design and development; product imaging and presentation; merchandising; online sales, visualization and merchandising technologies; and back-end integration. In connection with Styleclick's operation of most of these websites, Styleclick provides customer service and fulfillment through contractors including affiliates of USAi. These websites are hosted on servers owned by Styleclick and rely on a combination of third party and Styleclick proprietary technology to operate. Styleclick generates revenue from clients of its customized "end-to-end" e-commerce solutions via service fees charged for such design, construction, operations and maintenance services, as well as fees charged for processing the sites' e-commerce transactions which are often structured as a share of revenues or profits.

     In addition, Styleclick provides services to ECS, as more fully described below under the heading "Relationship with USAi and USA Information Services".

     Styleclick has faced certain challenges in meeting its obligations to its customers in a timely manner as a result of technology and other issues. Styleclick's management believes that with the acquisition of the Acquired Technology and the employees hired in connection therewith, Styleclick will be able to adequately address those challenges in the near future. However, there can be no assurance that the Acquired Technology will successfully address such problems, in which case Styleclick faces the risk of losing existing customers, which would result in loss of business and revenue and make it more difficult for the Company to attract new customers.

     Styleclick Service for Consumers. Styleclick designs, builds and operates for itself e-commerce websites, some of which operate under trademarks that it owns and some of which operate under licensed trademarks. Styleclick sells to consumers through these sites merchandise which Styleclick has purchased or for which Styleclick enters into consignment or drop-ship arrangements. Styleclick's revenue sources for all of these sites include sales to consumers, including shipping and handling charges, and often include service fees charged for design construction, operations and maintenance services. Although Styleclick has purchased inventory in the past, it has ceased doing so and intends to source its product for these sites in the future through consignment and drop-ship arrangements. Styleclick has substantially decreased emphasis on its consumer services operating under Styleclick-owned brands, including decreasing marketing cash expenditures and inventory expenditures.

Relationship with USAi and USA Information and Services

     Styleclick works in conjunction with USA Information and Services ("USAIS"), which coordinates the efforts of those of USAi's businesses engaged in various forms of transactional interactivity. Styleclick works very closely with other USAIS divisions, including ECS. ECS has engaged Styleclick to build the online stores for NASCAR, the PGA Tour and CBS/Sportsline as a part of the overall services offered by ECS in connection with such websites. With respect to such stores, Styleclick provides ECS with various services which may include website design, development and hosting, product imaging, and online sales and merchandising.

     Styleclick anticipates that ECS's role as a customer of Styleclick will be significant during 2001 as a result of ECS's NASCAR, CBS/Sportsline and PGA Tour relationships, and that consequently ECS will be Styleclick's largest customer in 2001. In addition, Styleclick and ECS intend to seek opportunities to expand Styleclick's role as a vendor of ECS. To the extent such opportunities arise, Styleclick may become increasingly dependent upon ECS's ability to sell services, including the services provided by Styleclick, to ECS's existing and future customers. Because ECS engages the services of Styleclick on a project-by-project basis and is under no obligation, contractual or otherwise, to engage such services in the future, Styleclick cannot be certain that ECS will continue to use Styleclick's services at the level anticipated by Styleclick or at all. ECS's inability to achieve anticipated sales levels, or its decision not to utilize the services of Styleclick, could have a material adverse effect on Styleclick's business, financial condition and results of operations.

     In addition to its relationship with ECS, Styleclick is a customer of Precision Response Corporation ("PRC"), a division of USAIS and a leading full-service provider of outsourced customer care that is able to offer a full spectrum of customer relationship management ("CRM") capabilities. Styleclick utilizes PRC's services in its overall service offering to its customers. Styleclick is also a customer of Home Shopping Network ("HSN"), a division of USAi, utilizing HSN's warehousing and fulfillment capabilities. Styleclick does not have long-term contracts or arrangements with either PRC or HSN, and neither PRC or HSN is under any obligation to provide services to Styleclick or its customers in the future. Any negative change in the relationship could adversely affect the day-to-day operations of Styleclick which may cause a decline in revenues.

     Conflicts of interest may arise between Styleclick, on the one hand, and USAi and its affiliates, including without limitation ECS, PRC and HSN, on the other hand, in areas relating to past, ongoing and future relationships, corporate opportunities, indemnity agreements, tax and intellectual property matters, potential acquisitions or financing transactions, sales or other dispositions by USAi of shares of Styleclick common stock held by it and the exercise by USAi of its ability to control Styleclick's management and affairs. For example, USAi is engaged in a diverse range of media and entertainment related businesses and these businesses may have interests that conflict or compete in some manner with Styleclick's business. In particular, ECS packages scalable solutions in areas of merchandising, database marketing, teleservicing, online customer care and fulfillment. Consequently, there is significant overlap in the services offered by ECS, a wholly-owned subsidiary of USAi, and Styleclick. In addition, In March 2001, Styleclick announced that its Board of Directors had appointed Lisa Brown to the office of Chief Executive Officer of Styleclick and Robert Halper to the office of President and Chief Operating
Officer of Styleclick. Ms. Brown also serves as President and Chief Executive Officer of ECS and Robert Halper serves as Executive Vice President, Operations and Finance, of ECS. However, USAi and its affiliates, including ECS, are under no obligation to share any future business opportunities available to it with Styleclick, unless Delaware law requires them to do so, and Styleclick's certificate of incorporation specifically includes provisions that release USAi from this obligation and any liability that would result from a breach of these obligations. There can be no assurance that any conflicts that may arise between Styleclick and USAi or any of its affiliates, including ECS, any loss of a corporate opportunity to USAi that may otherwise be available to Styleclick or any engagement by USAi in any activity that is similar to Styleclick's business, will not harm Styleclick's business or negatively impact its financial condition or results of operations because these conflicts of interest or a loss of a corporate opportunity could result in a loss of customers and, therefore, revenue.

     Styleclick and USAi are considering arrangements whereby USAi or its affiliates would provide certain administrative and operational services to Styleclick. Styleclick expects that these arrangements, if adopted, would reduce Styleclick's expenses and may improve the likelihood that ECS would supply business opportunities to Styleclick. Styleclick cannot ensure that such arrangements will be put in place, what the terms of such arrangements would be or whether such arrangements would, in fact, result in increased business opportunities for Styleclick.

Competition

     Styleclick faces competition from companies that currently provide e-commerce services similar to those offered by Styleclick, including Blue Martini, BEA, CrossCommerce, Digital River, Vcommerce, Global Sports, InterWorld and Escalate. Certain of Styleclick's competitors may be advantaged as compared to Styleclick with respect to technology, client lists, scale and access to capital. In addition, Styleclick potentially faces competition from companies, such as Amazon.com, that possess the technology and expertise necessary to effectively operate large-scale e-commerce businesses, but that may not currently offer such services to third-parties. In addition, Styleclick's consumer businesses face competition from auction companies including eBay, Yahoo! Auctions, uBid, Microsoft Auctions, Auctionwatch and FairMarket, that have significantly stronger brands, higher usage and greater resources than Styleclick. In addition, Styleclick's challenges in meeting its obligations to its existing customers may make it difficult for Styleclick to attract or adequately service new customers. Styleclick's management believes that its recent purchase of the Acquired Technology will improve its competitive position in the marketplace, although it cannot guarantee that this will be the case. Styleclick believes that the principal competitive factors in this market are scale, selection of goods, customer service, reliability of delivery, brand recognition, website convenience and accessibility, price, quality of search tools and system reliability.

Technologies

     Styleclick believes that its technology, including the Acquired Technology, provides Styleclick with capabilities in conducting electronic commerce over the Internet, including:

     o Website Management-the ability to manage the creation of Internet websites and update product information on these websites with a minimum amount of programming effort;

     o Content Management-the ability to create, update and place product information;

     o    Database   Creation-the   ability  to  create  and  update  searchable
          databases;

     o Presentation-the ability to manage, search and display digital product information in a way that allows compatible search engines to become aware of, and match content against, user searches; and

     o Distributed electronic commerce-the ability to deliver images of, and information and related commentary about, products and to complete a sales transaction within a website.

     In the past, Styleclick has experienced significant stability problems with
its  technology   resulting  in  intermittent   service   interruptions  in  its
FirstAuction.com website.

     Styleclick has also experienced certain performance problems with its current e-commerce platform. Although there can be no assurance, Styleclick's management believes that its technology, following the purchase of the Acquired Technology, will be adequate to meet the needs of Styleclick's current and prospective customers. In the event that the Acquired Technology does not live up to management's expectations, Styleclick's business, financial condition and results of operations may be adversely effected.

     Currently, Styleclick's technology development focuses on:

     o    developing real-time merchandising tools;
     o    strengthening its order management capabilities; and
     o creating a scalable and sufficiently open architecture to accommodate easy integration with multiple fulfillment and customer service systems.

     The e-commerce markets for shopping and related services are characterized by rapid changes in technology, customer needs and preferences and evolving industry standards. If Styleclick fails to anticipate or respond adequately to changes in technology and customer requirements and preferences, or if it encounters any significant delays in developing or enhancing its products or services, such failure or delays may make it difficult for Styleclick to effectively compete in the marketplace, and result in a reduction in anticipated revenues.

Acquisition of Certain MVP.com's Assets

     In March 2001 Styleclick acquired the Acquired Technology as part of a liquidation of assets formerly held by MVP.com. The acquisition included both hardware and proprietary software. When owned and operated by MVP.com, the Acquired Technology supported several online stores that operated at scale, including those of the PGA Tour and CBS/Sportsline. Additionally, Styleclick hired the core technologists who built and ran the Acquired Technology and certain other former employees of MVP.com. Styleclick believes that the acquisition of MVP.com's technology platform will enable Styleclick to serve its commerce partners more effectively. However, in the event that the Acquired Technology does not live up to management's expectations Styleclick's business, financial condition and results of operations may be adversely effected.

Data Centers

     Styleclick's hardware is currently located in two sites in Southern California and is operated under agreements with Verio Networks and Exodus Communications Incorporated. This architecture is designed for redundancy. The acquired assets and platform of MVP.com are currently located in two sites in Chicago, one of which is a data center hosted by Level 3 Communications, Inc. Styleclick believes that it has the ability to expand its hardware capacity easily and in a secure environment.

Intellectual Property and Proprietary Rights

     Styleclick maintains certain technologies as proprietary and seeks to protect them under existing United States and international laws relating to the protection of intellectual property. Styleclick also utilizes contractual restrictions in an effort to protect its intellectual property, including confidentiality, invention assignment and nondisclosure agreements with its partners, employees, contractors and suppliers. Styleclick pursues the registration of certain of its key trademarks and service marks in the United States and internationally.

     Two United States patents cover certain of Styleclick's proprietary technology: one related to rendering and modeling technology and one related to 3-D modeling techniques. Styleclick also has received a notice of allowance of its pending patent application covering technology that creates an interactive digital dressing room that allows apparel to be fitted to specific body dimensions and of its pending patent application for the delivery of 3-D scenes. However, Styleclick cannot ensure that its patents can be adequately protected or that competitors of Styleclick do not have non-infringing technology that allows them to provide similar products and services.

     Effective patent, trademark, service mark, copyright and trade secret protection may not be available or sought by Styleclick in every country in which its products and services are made available online. There can be no assurance that the steps taken by Styleclick to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate its patents, copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims, including patent infringement claims, against Styleclick.

Regulation

     Although there are very few laws and regulations directly applicable to the protections of consumers with respect to Internet commerce, it is possible that legislation will be enacted in this area and could cover such topics as permissible online content and user privacy (including the collection, use, retention and transmission of personal information provided by an online user). Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies.

     Moreover, in many states there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject Styleclick and its customers to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to Styleclick's business, or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on Styleclick's business. There is a possibility that Styleclick may be subject to significant fines or other payments for any past failures to comply with these requirements.

     Federal legislation imposing some limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, as this legislation is known, imposes a three-year moratorium on state and local taxes on Internet access (unless these taxes were in effect prior to October 1, 1998) but only where these taxes are multiple or discriminatory on electronic commerce. It is possible that the legislation will not be renewed when it terminates in October 2001. Failure to renew the legislation could allow state and local governments to impose taxes on Internet-based sales, and these taxes could hurt Styleclick's business.

Employees

     As of December 31, 2000, Styleclick employed 201 full-time employees, including 13 in sales and marketing, 89 in product development and systems, 40 in merchandising and fulfillment, 32 in content and creative areas and 27 in general and administrative areas. None of Styleclick's employees are represented by a labor union, and Styleclick has never experienced a work stoppage.

Item 2.  Properties

     In 2000, Styleclick moved its executive headquarters to an office building with approximately 23,000 square feet of office space in Los Angeles, California under a lease expiring in 2005. Styleclick has a second location in Culver City, California with approximately 23,000 square feet under a lease expiring in 2006. Styleclick's New York office consists of 4,000 square feet under a month-to-month arrangement with Ticketmaster, a majority-owned subsidiary of USAi. Styleclick leases a 4,800 square foot facility in High Point, North Carolina under a lease that expires in 2004. Styleclick leases an additional 10,000 square feet in Los Angeles, under a lease expiring in 2002, which it subleases to a third party. Styleclick believes that its leased properties are adequate and suitable for its current and foreseeable business needs.

Item 3.  Legal Proceedings

     From time to time Styleclick may be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by Styleclick. In addition, litigation may be necessary in the future to enforce Styleclick's intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm Styleclick's business.

Loevner

     On February 8, 1999, ISN filed a Demand for Arbitration with the office of the American Arbitration Association in Orlando, Florida. ISN commenced this arbitration to settle disputes arising out of claims by ISN's former CEO and president, Kirk Loevner, following the termination of his employment on or about August 10, 1998. Mr. Loevner claims entitlement to options on 250,000 shares of stock of Internet Shopping Network, Inc.

     Mr. Loevner responded by initiating an action against the Company in Santa Clara County Superior Court on March 5, 1999, titled Loevner v. Internet Shopping Network LLC, Case No. CV 780394. Mr. Loevner's complaint sought an unspecified amount of compensatory damages, penalties under the Labor Code, punitive damages, and attorney's fees and costs. On April 5, 1999, ISN petitioned the Court to compel arbitration and stay the litigation pursuant to Mr. Loevner's employment agreement. The Santa Clara Superior Court denied ISN's petition on September 14, 1999. ISN appealed, and on November 9, 2000, the California Court of Appeal overruled the Superior Court's denial of ISN's petition to compel arbitration.

     On December 19, 2000, Mr. Loevner filed a petition for review in the California Supreme Court. The California Supreme Court granted review, but deferred further action pending the United States Supreme Court's decision on a related issue involving the Federal Arbitration Act. On March 21, 2001, the United States Supreme Court announced its decision applying the Federal Arbitration Act to contracts of employment. Based on this decision, Styleclick expects that Mr. Loevner's action should be stayed pending the arbitration of his claims before the American Arbitration Association in Tampa, Florida. Although it is impossible to opine as to the ultimate outcome of this matter, Styleclick believes that Mr. Loevner's claims are without merit, and it intends vigorously to defend against Mr. Loevner's allegations in this matter.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Trading Prices of Securities

     Since the merger of Styleclick.com and ISN on July 27, 2000, Styleclick's Class A common stock has traded on the NASDAQ National Market under the symbol "IBUY". There is no established public trading market for Styleclick's Class B common stock. The following table sets forth the high and low sales prices per share for Styleclick's Class A common stock for the period from July 27 to December 31, 2000, as reported by NASDAQ:

                                                           Sales Prices
                                                      High             Low
     Year Ended December 31,  2000
     3rd Quarter (from July 27, 2000)               $12 1/2           $7 1/2
     4th Quarter                                    $9 7/16           $1 1/4

     As of March 29, 2001, Styleclick had approximately 2,600 shareholders of record. The closing price of Styleclick's Class A common stock on March 29, 2001 was $1.19. Styleclick did not declare or pay dividends on its common stock during 2000 and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     In connection with the merger on July 27, 2000, Styleclick issued shares of its Class B common stock and warrants to purchase shares of its Class B common stock to USAi and one of its affiliates in accordance with exemptions from registration available under the Securities Act of 1933, as amended (the "Securities Act"). In particular, Styleclick issued:

(1)  22,500,985 shares of its Class B common stock to USAi;
(2)  538,721 shares of its Class B common stock to USANi LLC;
(3) a warrant to USAi, expiring in July 2010, to purchase 12,579,176 shares of its Class B common stock at $11.50 per share, which provides that USAi may exercise the warrant without payment of cash by electing to receive only the number of shares equal to the increase in the value of the warrant divided by the market price of the shares at the time of exercise and that USAi may pay up to 50% of the exercise price of the warrant in the form of advertising and promotional services provided to Styleclick; and
(4) a warrant to USAi, expiring in January 2010, to purchase 328,084 shares of its Class B common stock at $19.05 per share.

Such sales were in consideration of all of the equity of ISN, $40 million dollars in cash, $10 million in advertising and promotion services to be provided by USAi to Styleclick over a three-year period and a $10 million line of credit provided by USAi to Styleclick.com (which line of credit was fully paid-off and terminated following the merger).

     The sales of the securities described in items (1), (2), (3) and (4) were deemed to be exempt from registration under the Securities Act in reliance on
Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Item 6. Selected Financial Data

     The following table presents selected historical financial data of Styleclick, ISN and ISN's predecessor company. The data should be read in conjunction with the financial statements, related notes and other financial information pertaining to Styleclick included herein.


                                            Years Ended December 31,
                              --------------------------------------------------
                                2000(1)   1999(2)   1998(2)   1997(2)   1996(3)
                              --------------------------------------------------
                                     (In thousands, except per share data)
Statements of Operation Data:
Net revenues                  $ 22,308   $ 28,962   $24,066   $12,954   $11,022
Net loss                      (206,991)   (42,494)  (16,924)  (10,676)   (8,717)
Balance Sheet Data:
Total assets                    51,320     28,121    12,659     3,554     2,233
Long-term debt                       -          -         -         -         -
Per common share:
  Net loss-Basic and Diluted     (8.27)     (2.08)    (0.83)    (0.52)    (0.43)
  Cash dividends declared            -          -         -         -         -


(1) The statement of operations data includes the operation of Styleclick.com since the acquisition by Styleclick on July 27, 2000. Styleclick accounted for this acquisition using the purchase method of accounting and the assets and liabilities of Styleclick.com were adjusted at the acquisition date to reflect their respective fair value.

(2)  The selected financial data includes ISN only.

(3) The statement of operations data represents the predecessor to ISN. USAi acquired ISN on December 20, 1996 and accounted for the transaction using the purchase method of accounting and the assets and liabilities of ISN were adjusted as of December 31, 1996 to reflect their respective fair values.

(4) Reflects a write-down of $145.6 million as goodwill amortization as of December 31, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth below and elsewhere in this report.

General

     Styleclick was incorporated in Delaware on March 22, 2000 by USANi Sub LLC, a wholly-owned subsidiary of USAi, in connection with the merger of Styleclick.com Inc. and Internet Shopping Network LLC, a wholly-owned subsidiary of USAi prior to the merger. Upon consummation of the merger, which was completed on July 27, 2000, Styleclick.com and ISN became wholly-owned subsidiaries of Styleclick, and Styleclick became a majority-owned subsidiary of USAi.

     Styleclick, Inc. is a provider of electronic commerce (e-commerce) technologies and services enabling its customers to sell their products online. Styleclick's offerings include website design, development and hosting, product imaging, online sales and merchandising technologies, inventory management and integrated back-end fulfillment and customer care.

     Styleclick's evolving business model makes the prediction of future operating results difficult, and Styleclick expects to incur net losses for the foreseeable future. As part of its evolving strategy, Styleclick may decide to reduce the development and marketing cost associated with, shift the focus of, or substantially reduce its interest in some or all of its operations, which may cause a decrease in Styleclick's anticipated revenue or net income. Styleclick intends to continue to explore ways to reduce expenses and increase efficiencies.

     In connection with its increased focus on its e-commerce service provider business, Styleclick has significantly reduced its direct online retail business. Accordingly, Styleclick has ceased purchasing inventory for its FirstAuction.com and FirstJewelry.com websites and is in the process of selling its inventory on hand. Ultimately, Styleclick intends to sell products that are obtained either on a consignment or drop-ship basis. Styleclick believes that this will reduce the risk and cash requirements of carrying inventory. At the same time, such changes will result in substantially reduced revenues from product sales when compared to historical results. Revenue from the direct online retail business was $20.9 million, or approximately 94% of revenue for the year ended December 31, 2000. In addition, in March 2001, Styleclick combined its retail website, FirstJewelry.com, with its business-to-consumer auction website, FirstAuction.com, by making its existing FirstJewelry.com inventory available through FirstAuction.com and redirecting FirstJewelry.com's url to the FirstAuction.com site. At the same time, Styleclick is continuing the process of transitioning FirstAuction.com into an e-commerce driven service and moving away from a business-to-consumer website.

     As a result of current and anticipated operating losses of Styleclick and the continuing evaluation of operations and technology, management determined the goodwill recorded in conjunction with the merger is impaired and recorded a write-down of $145.6 million as goodwill amortization as of December 31, 2000. Management is continuing to evaluate the operations of Styleclick, which could result in additional write-downs and costs to further restructure the business to improve results.

Results of Operations

     The results of operations discussed below for the year ended December 31, 2000 include Styleclick.com's results of operations from the date of acquisition (July 27, 2000). The results for the years ended December 31, 1999 and 1998 reflect only the historical financial position and results of operations of ISN. As stated above, the Company is in the process of changing its focus away from business-to-consumer transactions and towards its e-commerce service provider business. Consequently, the following discussion is not necessarily relevant to an analysis and understanding of the future prospects of Styleclick.

2000 Compared with 1999

Revenue and Gross Profit

     For the year ended December 31, 2000, net revenues decreased by $6.7 million, or 23%, compared to the year ended December 31, 1999. Merchandise sales decreased $8.0 million primarily due to the decrease in sales in the computer and consumer electronic categories (less profitable categories) in 2000 as compared to 1999. Styleclick continued to focus its sales on more profitable home and accessories categories in 2000. As a result, the sales from the less profitable categories were not yet fully replaced in 2000. The decrease was also caused by Styleclick's decision in the fourth quarter of 2000 to transition out of the business-to-consumer market in order to focus on growing its technology and service offerings. The decrease in merchandise sales was partially offset by a $1.4 million increase in service revenues generated by Styleclick after the merger.

     Gross profit decreased by $0.8 million primarily due to the $0.9 million inventory reserve which was recorded during the second quarter in 2000 to reduce the value of the inventory to be sold through alternative distribution channels (the entire large-ticket furniture inventory has been liquidated). The $0.9 million expense was offset by the $1.3 million gross margin generated from Styleclick's service revenues after the merger.

Operating Costs and Expenses

     For the year ended December 31, 2000, total operating costs and expenses of $207 million increased by $163.7 million or 378% compared to 1999. The increase included a $169.2 million amortization of goodwill expense recorded in 2000. The $169.2 million amortization expense included a $145.6 million write-down of Styleclick's goodwill value in 2000. In connection with its announcement of a new company organization in March 2001, Styleclick evaluated its operations and technology as well as the current and anticipated operating losses and determined to record a $145.6 million write-down of the goodwill related to the merger in the fourth quarter of 2000. Excluding this amortization expense, the operating costs and expenses were $5.5 million less in 2000 as compared to 1999. The decrease in selling and marketing expense of $5.1 million reflects reduced advertising spending on the FirstAuction.com website as part of Styleclick's decision to accelerate its move away from the business-to-consumer market. Product development costs decreased by $1.3 million due to software development costs related to the FirstJewelry.com website for the preliminary project stage which were expensed in the first quarter of 1999. General and administrative expenses were $0.4 million higher than those incurred in 1999 due to an increased headcount and greater recruiting expenses after the merger. Write-off of capitalized software cost decreased by $2.2 million in 2000 resulting from the excess of the $4.5 million write-off of ISN's software costs associated with the FirstOutlet website in 1999 over the $2.3 million write-off of capitalized software costs related to an accounting software package and electronic data interchange software. The write-offs of capitalized software products were not in use and have no realizable value to Styleclick. Depreciation and amortization expense was $2.6 million higher than during 2000 due to greater capital spending for hardware, software and software development primarily related to the FirstJewelry.com website and the acquisition of Styleclick.com. In addition to the $2.3 million write-off of capitalized software costs in 2000, a $1 million expense related to restructuring costs incurred in 2000 was also recorded.

     For the year ended December 31, 2000, net loss increased $164.5 million primarily due to increased operating expenses (primarily amortization expense of goodwill and the write-off of capitalized software costs) and the write-off of inventory.

     As a limited liability company, ISN was not subject to federal or state income taxes. Instead, the LLC members of ISN are responsible for taxes related to earnings attributable to each member. In conjunction with the merger, ISN became a wholly-owned subsidiary of Styleclick. Styleclick is a "C" Corporation and consequently is now subject to tax as a "C" Corporation. The change in tax status has no significant impact on the results of Styleclick's operations. Styleclick recorded no provision for income taxes in 2000 due to its net operating loss after the merger.

1999 Compared with 1998

Revenue and Gross Profit

     For the year ended December 31, 1999, net revenues increased $3.4 million, or 16.0%, to $24.7 million from $21.3 million compared to 1998 primarily due to increased sales from FirstAuction.com and to a lesser extent FirstJewelry.com, which was launched at the beginning of the fourth quarter of 1999. These increases were partially offset by the shut down of the Computer Superstore business in October 1998. Total units shipped increased by 96.4% to 1.0 million units compared to 0.5 million units in 1998 as the product mix shifted away from higher priced electronics and computers to lower priced home and leisure products. Gross profit decreased by $0.1 million to $0.8 million (3.2%) from $0.9 million (4.1%) in 1998 due primarily to increased costs of shipping product as FirstAuction.com offered free shipping to expand the business.

Operating Costs and Expenses

     For the year ended December 31, 1999, total operating costs and expenses increased $25.1 million, or 138.2%, to $43.3 million from $18.2 million compared to 1998, primarily due to increased general and administrative costs of $11.1 million, $5.5 million in selling and marketing and $2.2 million of product development expenses. The increase in general and administrative expenses was primarily personnel expenses of $6.5 million due to increased staffing needs, and the product development cost increase was for the launch of FirstJewelry.com and to expand and enhance the FirstAuction.com business. The increase in selling and marketing costs resulted primarily from advertising and promotion of $3.0 million for the FirstJewelry.com launch. Also, in 1999, ISN wrote off $4.5 million of costs associated with the FirstOutlet website, which were incurred in 1999, when management determined not to launch the website. Depreciation expense increased $1.8 million due to hardware, software licenses and software development purchases to support the operations of FirstAuction.com and for the launch of FirstJewelry.com.

     As a limited liability company, ISN is not subject to federal or state income taxes, but rather ISN's members are responsible for taxes related to the earnings attributable to each member.

Liquidity and Capital Resources

     Net cash used in operating activities was $31.2 million, which primarily resulted from the $206.7 million operating loss and the $10.1 million payments made by Styleclick on its accounts payable and accrued liabilities since December 31, 1999. Such operating loss and cash payments were offset by a decrease in inventories ($4.3 million), an increase in related party payable ($4.2 million) and three non-cash expense items: depreciation and amortization ($5.9 million), amortization and write-down of goodwill ($169.2 million) and the write-off of Styleclick's capitalized software costs ($2.3 million). Additionally, cash used in connection with investing activities for capital expenditures was $2.6 million in 2000. Finally, USAi made capital contributions of approximately $60 million in 2000, of which $40 million was contributed in connection with the merger of ISN and Styleclick.com on July 27, 2000. Of the $40 million, $10.2 million was repaid to USAi for amounts previously advanced to Styleclick.com under a bridge loan and associated interest.

     In March 2001, Styleclick received a revolving line of credit for $15 million from USAi. The term of the credit line is 18 months and carries an interest rate of USAi's average blended cost of borrowing. The credit line can be drawn against only with the approval of Styleclick's Board of Directors.

     Styleclick has experienced significant operating losses and used significant cash in operations in the past two years. In addition, as part of Styleclick's purchase of the technology platform of MVP.com and the hiring of certain former employees of MVP.com, Styleclick is committed to expending certain resources. These include, but are not limited to, salaries, operating expenses, technology development costs and capital expenditures. While the specific amount of this commitment is not fully known at this time, the Company believes that cash on hand plus the credit line should be sufficient to fund its operating activities through at least the first quarter of 2002. Styleclick does not currently anticipate that it will be profitable or generate positive cash flow during 2001. Consequently, Styleclick intends to focus on generating revenues without the necessity of purchasing inventory, reducing expenses and other actions to achieve a positive cash flow as quickly as possible. However, if Styleclick's does not achieve these goals it may require additional capital at an earlier date. USAi is under no obligation to provide additional capital, and Styleclick cannot ensure that it will be able to obtain additional capital on favorable terms or at all.

Item 7A. Quantitative and Qualitative Disclosure of Market Risk

         None.

Item 8.  Financial Statements and Supplementary Data

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Styleclick, Inc.

     We have audited the accompanying balance sheets of Styleclick, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(d). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Styleclick, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

Los Angeles, California
January 29, 2001 (except for Note 3
as to which the date is March 22, 2001)

                                Styleclick, Inc.
                                 Balance Sheets

                                                             December 31,
                                                          2000          1999
                                                       ----------    ----------
                                                            (in thousands,
                                                          except share data)
Current assets:
   Cash and cash equivalents                           $   16,201    $        9
   Accounts receivable, net of allowance
     of $700 and $42, respectively                            891           679
   Inventories, net                                         7,057        11,319
   Deferred advertising and promotion                       3,657             -
   Prepaid expenses and other current assets                  627           913
                                                       ----------    ----------
Total current assets                                       28,433        12,920
Property and equipment, net of accumulated
   depreciation of $13,238 and $6,020, respectively        13,497        15,121
Goodwill, net                                               1,000             -
   Deferred advertising and promotion, non-current          8,315             -
Other assets                                                   75            80
                                                       ----------    ----------
   Total assets                                        $   51,320    $   28,121
                                                       ==========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                    $    2,754    $    2,876
   Accrued liabilities                                      2,291         8,736
   Deferred income                                            177             -
   Due to related parties                                   4,171           329
                                                       ----------    ----------
Total current liabilities                                   9,393        11,941

Stockholders' equity:
   Preferred stock--$0.01 par value; 25,000,000
     shares authorized, none issued and outstanding             -             -
   Class A common stock--$0.01 par value, 150,000,000
     shares authorized, 7,975,053 and 184,497 issued
     and outstanding, respectively                             80             2
   Class B common stock--$0.01 par value,
     112,500,000 shares authorized, 23,039,706 and
     20,346,103 issued and outstanding, respectively          230           203
   Additional paid in capital                             335,582       103,213
Accumulated deficit                                      (293,965)      (87,238)
                                                       ----------    ----------
Total stockholders' equity                                 41,927        16,180
                                                       ----------    ----------
Total liabilities and stockholders' equity             $   51,320    $   28,121
                                                       ==========    ==========

                 See accompanying notes to financial statements.

                                Styleclick, Inc.
                            Statements of Operations

                                                  Year Ended December 31,
                                           ------------------------------------
                                              2000         1999         1998
                                           ----------   ----------   ----------
                                             (in thousands, except share data)
Net revenues:
 Product sales                             $   20,946   $   28,962   $   24,066
 Service revenues                               1,362            -            -
                                           ----------   ----------   ----------
                                               22,308       28,962       24,066

Cost of sales:
 Product sales                                 22,185       28,117       22,994
 Service revenues                                  96            -            -
                                           ----------   ----------   ----------
                                               22,281       28,117       22,994


Gross profit                                       27          845        1,072

Operating costs and expenses:
Selling and marketing                           5,738       10,793        5,193
Product development costs                       4,262        5,520        3,334
General and administrative                     19,641       19,283        8,231
Write-off of capitalized software costs         2,260        4,489            -
Depreciation                                    5,853        3,251        1,436
Impairment and amortization of goodwill       169,237            -            -
                                           ----------   ----------   ----------
      Total operating costs and expenses      206,991       43,336       18,194
                                           ----------   ----------   ----------
Operating loss                               (206,964)     (42,491)     (17,122)
Other income (expense), net                       237           (3)         198
                                           ----------   ----------   ----------
Net loss                                   $ (206,727)  $  (42,494)  $  (16,924)
                                           ==========   ==========   ==========
Basic and diluted loss per share           $    (8.27)  $    (2.08)  $    (0.83)
                                           ==========   ==========   ==========
Basic and diluted weighted average
  common shares outstanding                24,993,161   20,460,110   20,460,110
                                           ==========   ==========   ==========

                 See accompanying notes to financial statements.

                                Styleclick, Inc.
                       Statements of Stockholders' Equity

                                 Common Stock
                               ----------------   Paid-in  Accumulated
                               Class A  Class B   Capital    Deficit    Total
                               -------  -------  --------  ---------  ---------
                                              (in thousands)
Balance at January 1, 1998     $   131  $     -  $ 31,282  $(27,820)  $   3,593
   Reclassification of
     equity upon contribution
     of ISN assets to ISN LLC     (131)      89        42         -           -
   Issuance of common stock          2       57    20,522         -      20,581
   Net loss                          -        -         -   (16,924)    (16,924)
                               -------  -------  --------  ---------  ---------
Balance at December 31, 1998         2      146    51,846   (44,744)      7,250
   Issuance of common stock          -       57    51,367         -      51,424
   Net loss                          -        -         -   (42,494)    (42,494)
                               -------  -------  --------  ---------  ---------
Balance at December 31, 1999         2      203   103,213   (87,238)     16,180
   Issuance of  common stock
     to USAi LLC                     -       27   231,903         -     231,930
   Issuance of common stock
     to Styleclick.com
     shareholders                   77        -       210         -         287
   Issuance of common stock
     for stock options
     exercised                       1        -       256         -         257
   Net loss                          -        -         -  (206,727)   (206,727)
                               -------  -------  --------  ---------  ---------
Balance at December 31, 2000   $    80  $   230  $335,582 $(293,965)  $  41,927
                               =======  =======  ========  =========  =========

                 See accompanying notes to financial statements.

                                Styleclick, Inc.
                            Statements of Cash Flows

                                                   Year Ended December 31,
                                              2000         1999         1998
                                           ----------   ----------   ----------
                                                      (in thousands)
Cash flow from operating activities
Net loss                                   $(206,727)   $ (42,494)   $ (16,924)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization              5,853        3,251        1,436
     Amortization of goodwill                169,237            -            -
    Write-off of capitalized software
      costs                                    2,260        4,489            -
    Loss on disposition of fixed assets          374            -            -
    Changes in operating assets and
      liabilities:
      Accounts receivable                        565          (70)        (359)
      Inventories                              4,264       (3,488)      (5,207)
      Deferred advertising and promotion      (1,972)           -            -
      Prepaid expenses and other current
        assets                                   711            -            -
      Accounts payable                        (3,419)         555        1,379
      Accrued liabilities                     (6,745)       4,875        1,640
      Deferred income                           (193)           -            -
      Due to related parties                   4,171            -            -
      Other, net                                 416         (796)          34
                                           ----------   ----------   ----------
Net cash used in operating activities        (31,205)     (33,678)     (18,001)

Cash flow from investing activities
Capital expenditures                          (2,602)     (17,741)      (2,579)
                                           ----------   ----------   ----------
Net cash used in investing activities         (2,602)     (17,741)      (2,579)

Cash flow from financing activities
Capital contributed by USANi  LLC             59,977            -            -
Proceeds from issuance of common stock           257       51,425       20,580
Repayment of bridge loan to USANi LLC        (10,235)           -            -
                                           ----------   ----------   ----------
Net cash provided by financing activities     49,999       51,425       20,580
                                           ----------   ----------   ----------
Net increase in cash and cash equivalents     16,192            6            -
Cash and cash equivalents at beginning
   of period                                       9            3            3
                                           ----------   ----------   ----------
Cash and cash equivalents at end of period $  16,201    $       9    $       3
                                           ==========   ==========   ==========

                 See accompanying notes to financial statements.

                                Styleclick, Inc.
                            Statements of Cash Flows

Supplemental disclosure of non-cash transactions

In connection with the merger on July 27, 2000, Styleclick, Inc. ("Styleclick") issued 7,725,592 shares of its Class A common stock to the stockholders of Styleclick.com Inc. ("Styleclick.com"). Each former Styleclick.com stockholder received one share of Styleclick's Class A common stock for each Styleclick.com common stock share owned on that date.

In connection with the merger on July 27, 2000, Styleclick issued 538,721 shares of its Class B common stock to USANi LLC in consideration of $10 million in advertising and promotion services to be provided by USAi to Styleclick over a three-year period.

During the years ended December 31, 2000, 1999 and 1998, Styleclick paid no income taxes or interest.


                 See accompanying notes to financial statements.

                                Styleclick, Inc.
                          Notes to Financial Statements

1. Organization and Basis of Presentation

     Styleclick, Inc. ("Styleclick") was incorporated in the State of Delaware on March 22, 2000 as a subsidiary of USANi LLC, which is a subsidiary of USA Networks, Inc. ("USAi"). On July 27, 2000, USAi contributed the Internet Shopping Network LLC ("ISN") to Styleclick in conjunction with the acquisition of Styleclick.com Inc. ("Styleclick.com") by Styleclick (see note 3).

     The financial statements for the year ended December 31, 2000 reflect Styleclick's acquisition of Styleclick.com on July 27, 2000. The results for the years ended December 31, 1999 and 1998 reflect only the consolidated historical financial position and results of operations of ISN.

     Weighted average basic and diluted shares outstanding and earnings per share data for the years ended December 31, 1999 and 1998 are presented as if all shares issued to USAi and its subsidiaries in consideration of the contribution of ISN were outstanding for those two years.

     Styleclick's evolving business model makes the prediction of future operating results difficult, and Styleclick expects to incur net losses for the foreseeable future. As part of the evolving strategy, Styleclick may decide to reduce the development and marketing cost associated with, shift the focus of, or substantially reduce its interest in some or all of its operations, which may cause a decrease in Styleclick's anticipated revenue or net income. Styleclick intends to continue to explore ways to reduce expenses and increase efficiencies.

                                Styleclick, Inc.
                          Notes to Financial Statements

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

     Styleclick considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories, Net

     Inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight and certain other related costs. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. All inventories are finished goods. Inventories are presented net of an inventory reserve adjustment of $1.4 million, $1.7 million and $1.4 million at December 31, 2000, 1999 and 1998, respectively.

Property and Equipment

     Property and equipment, including significant improvements, are recorded at cost. Costs incurred for computer software and websites developed or obtained for internal use during the application development stage are capitalized and classified as computer equipment and software costs. Repairs and maintenance and any gains or losses on dispositions are included in operations. Depreciation and amortization is provided for on a straight-line basis to over the estimated service life of the asset.


Asset Category                                         Depreciation Period
--------------                                         -------------------
Computer equipment and software costs                  3 to 7 years
Leasehold improvements                                 4 years
Furniture and other equipment                          3 to 10 years

Long-Lived Assets Including Intangibles

     Styleclick's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including property and equipment and goodwill, is to review the carrying value of the assets if the facts and circumstances suggest they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the undiscounted future cash flows of the assets, the carrying value is reduced to its estimated fair value. During 2000, the Company recorded a $145.6 million write-down in goodwill as additional amortization of goodwill (see note 3).

Fair Value of Financial Instruments

     The carrying amounts for Styleclick's cash, prepaid assets, other assets, accounts payable and accrued liabilities approximate fair value.

                                Styleclick, Inc.
                          Notes to Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes the staff's views regarding the application of generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements. The Company implemented SAB 101 during 2000. There was no impact on the Company's financial position or results of operations as a result of the adoption.

Product Sales

     Product sales primarily consist of merchandise sales, software licenses, software maintenance and shipping and handling revenues. Merchandise sales are reduced by incentive discounts and sales returns. Revenue from merchandise sales is recognized upon shipment of the merchandise. Styleclick's sales policy allows jewelry sold over the FirstJewelry.com website to be returned at the customer's discretion within 30 days of the date of receipt and merchandise sold on the FirstAuction.com website to be returned within 30 days of the date of receipt if it is damaged or defective. Allowances for returned merchandise and other adjustments are provided based upon historical experience.

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

     Revenues generated from Internet application services include product fulfillment revenue and product referral revenue. Product fulfillment revenue generated from Styleclick's fulfillment services to its online shopping Internet website participant vendors is recognized based on a percentage of gross revenues from the related transactions upon notification of shipment of the vendors' products by Styleclick's fulfillment warehouse or the participant vendors. Product referral revenue generated from referral of vendors' products to Internet consumers through Styleclick's online shopping Internet websites is recognized based on a percentage of gross revenues from the related transactions based upon notification of the respective sales information by Styleclick's vendors, the independent Internet traffic tracking companies or Styleclick's online tracking reports.

                                Styleclick, Inc.
                          Notes to Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Income Taxes

     Styleclick accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Product Development Costs

     Product development costs include expenses incurred by Styleclick to develop, enhance, manage, monitor and operate Styleclick's and its vendors' websites. Product development costs are expensed as incurred during the preliminary project and post-implementation stages.

Advertising

     Advertising costs are expensed in the period incurred. Advertising expense was $5.1 million, $9.9 million and $4.6 million for the years ended December 31, 2000, 1999, and 1998, respectively.

Segment Information

     Styleclick views its operations as principally one segment and the financial information disclosed herein materially represents all of the financial information related to Styleclick's principal operating segment. Styleclick manages its online business as one combined entity, allocates resources and analyzes information used to operate the business on a combined basis.

Stock-Based Compensation

     Styleclick is subject to the Statement of Financial Accounting Standards No. 123 "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123"). As allowed by SFAS 123, Styleclick accounts for stock-based compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." In cases where exercise prices are less than fair value as of the grant date, compensation is recognized over the vesting period.

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates underlying the accompanying consolidated financial statements and notes include inventory reserves, sales return accrual, deferred advertising and promotion and the allowance for doubtful accounts.

                                Styleclick, Inc.
                          Notes to Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Basic and Diluted Loss Per Share

     Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported period. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method.

Concentrations of Credit Risk

     Financial instruments which potentially subject Styleclick to concentrations of credit risk consist of cash and trade receivables. Styleclick places its cash with high quality financial institutions. Styleclick extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. Styleclick monitors its exposure for credit losses and maintains allowances for anticipated losses.

3. The Styleclick.com/ISN Merger

     In connection  with the  contribution  of ISN to Styleclick,  USAi received
0.601 shares of Styleclick's Class B common stock for each ISN unit owned on that date. All other ISN unit holders received 0.601 shares of Styleclick's Class A common stock for each ISN unit owned on that date. Further, USAi contributed approximately $40 million in cash and $10 million in dedicated media and promotion in exchange for 2,693,603 shares of Class B common stock. In connection with the acquisition of Styleclick.com, each former Styleclick.com stockholder received one share of Styleclick's Class A common stock for each Styleclick.com share owned on that date. Holders of the Class A common stock are entitled to one vote per share and holders of the Class B common stock are entitled to ten votes per share. Subsequent to the acquisition of Styleclick.com, USAi and its subsidiaries control approximately 97% of the total outstanding voting power and are effectively able to control the outcome of nearly all matters submitted to vote of Styleclick's stockholders. Following the merger transactions, Styleclick owns and operates the combined properties of Styleclick.com and ISN, which includes Styleclick.com's network of branded e-commerce websites and ISN's FirstAuction.com and FirstJewelry.com websites.

     The acquisition cost of Styleclick.com is set forth below:

Value of portion of Styleclick.com acquired in the merger              $121,781
Additional cash and promotional investment by USAi                       50,000
Fair value of outstanding "in the money options"
   and warrants of Styleclick.com                                        37,989
Transaction costs                                                         2,144
                                                                       --------
Total acquisition costs                                                $211,914
                                                                       ========

                                Styleclick, Inc.
                          Notes to Financial Statements

3. The Styleclick.com/ISN Merger (Continued)

     The fair value of Styleclick.com was based on the fair value per share of its common stock multiplied by the number of shares outstanding. The fair value per share, or $15.78, was determined by taking an average of the opening and closing price of Styleclick.com's common stock for the period just before and just after the terms of the transaction were agreed to by Styleclick and Styleclick.com and announced to the public.

     The acquisition of Styleclick.com was accounted for using the purchase method of accounting. Accordingly, the acquisition cost was assigned to the net assets acquired based on their estimated fair values. The determination of the aggregate cost in excess of net assets acquired is set forth below:

Current assets                                       $  39,992
Non-current assets                                       4,400
Cost in excess of net assets acquired                  170,237
Current liabilities                                      2,716
Non-current liabilities                                      -

     Goodwill is being amortized by the straight-line method over three years from the merger date. The results of operations of Styleclick.com are included in the results of operations of Styleclick from the date of acquisition.

     The following pro forma results of operations have been prepared to give effect, with pro forma adjustments including amortization of goodwill of $112.5 million and $56.7 million for the years ended December 31, 2000 and 1999, respectively, to the acquisition of Styleclick.com by Styleclick:

                                                   Year Ended December 31,
                                               ------------------------------
                                                   2000              1999
                                               ------------      ------------
   Revenues                                    $    24,197       $    35,136
   Net loss                                    $  (161,619)      $  (115,121)
   Basic and diluted earnings per share        $     (6.50)      $     (3.72)

     As a result of current and anticipated operating losses of Styleclick and the continuing evaluation of operations and technology, management determined the goodwill recorded in conjunction with the merger is impaired and recorded a write-down of $145.6 million as goodwill amortization as of December 31, 2000. Management is continuing to evaluate the operations of Styleclick, which could result in additional write-downs and costs to further restructure the business to improve results.

                                Styleclick, Inc.
                          Notes to Financial Statements

4. Deferred Advertising and Promotion

     In connection with the merger on July 27, 2000, USAi will provide Styleclick $10 million in advertising and promotion services in its dedicated media over a three-year period. Within this 3-year period, no more than $5 million can be spent in any one year. As of December 31, 2000, Styleclick had not used any of these services. Accordingly, Styleclick must begin to use advertising and promotion commencing on July 28, 2001 or begin to lose its associated right to use it, at which time Styleclick will commence amortizing the deferred amount as actually used or over the remaining period. According to the business plan, Styleclick expects to use all the $10 million of the services in its operations before the expiration date. Styleclick has assessed the value of this asset and believes that the $10 million represents a fair value on December 31, 2000.

5. Property and Equipment

Property and equipment at December 31, 2000 and 1999 consisted of the following:

                                                    2000              1999
                                             ------------------- ---------------
Computer equipment and software costs             $ 23,704          $ 17,184
Leasehold improvements                               1,260               601
Furniture and other equipment                        1,229             1,198
Projects in progress                                   542             2,158
                                             ------------------- ---------------
                                                    26,735            21,141
Less accumulated depreciation and
   amortization                                    (13,238)           (6,020)
                                             ------------------- ---------------
                                                  $ 13,497          $ 15,121
                                             =================== ===============

                                Styleclick, Inc.
                          Notes to Financial Statements

6. Commitments

Styleclick leases certain facilities for its corporate and operations facilities under long-term, non-cancelable operating lease agreements which expire through April 30, 2006. Future minimum aggregate lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2000 are as follows:



  Years ending                              Sub-lease rental
  December 31,          Operating leases         income              Total
----------------        ----------------    ----------------    ----------------
      2001                  $ 1,244             $   105             $ 1,139
      2002                    1,203                  53               1,150
      2003                    1,162                   -               1,162
      2004                    1,122                   -               1,122
      2005                      871                   -                 871
   Thereafter                   148                   -                 148
                        ----------------    ----------------    ----------------
                            $ 5,750             $   158             $ 5,592
                        ================    ================    ================


     Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1.0 million each year.

     During 2000, Styleclick entered into two employment agreements expiring on July 27 and December 13, 2002, respectively, with two executive officers of Styleclick. Under the agreements, the officers were to receive aggregate annual salaries of $500,000. In addition, Styleclick was to pay aggregate annual performance bonuses of $100,000 to the officers if certain sales targets were met. In connection with the employment agreements, the same key officers were granted five-year options to purchase up to an aggregate of 250,000 shares of Styleclick's Class A common stock at a weighted average exercise price of $12.01. Such options vest and become exercisable over the next four years. Options to purchase 150,000 of 250,000 shares of Styleclick's Class A common stock contain accelerated vesting and exercisability criteria. No options were vested or were exercisable as of December 31, 2000. See note 14.

                                Styleclick, Inc.
                          Notes to Financial Statements

7. Warrants

Warrants Issued by Styleclick.com

     In connection with the merger on July 27, 2000, warrants issued by Styleclick.com to purchase shares of common stock of Styleclick.com were converted into warrants to purchase the same number of shares of Class A common stock of Styleclick, on the same terms and conditions and at the same per share exercise price that applied before the merger. As of December 31, 2000, the warrants to purchase 2,247,026 shares of Styleclick's Class A common stock were outstanding with an average life of 2.2 years and a weighted average exercise price of $13.14 per share. Of these outstanding shares, the warrants to purchase 2,147,026 shares of Styleclick's Class A common stock were exercisable at a weighted average exercise price of $13.18 at December 31, 2000.

Warrants Issued to USAi

     In connection with the merger on July 27, 2000 and the $10 million line of credit provided by USAi to Styleclick.com, Styleclick.com entered into a bridge loan warrant agreement with USAi and delivered to USAi a warrant, expiring in January 2010, for 328,084 shares of Styleclick.com's common stock at an exercise price of $19.05 per share. Upon completion of the merger, the warrant was converted into warrants to purchase the same number of shares of Class B common stock of Styleclick, on the same terms and conditions and at the same per share exercise price that applied before the merger. As of December 31, 2000, none of the warrants had been exercised.

     In connection with the merger on July 27, 2000, Styleclick also issued USAi a warrant, expiring in July 2010, to purchase 12,579,176 shares of Class B common stock of Styleclick at $11.50 per share. Under the terms of the agreement, USAi may exercise the warrant without payment of cash by electing to receive only the number of shares equal to the increase in the value of the warrant divided by the market price of the shares at the time of exercise. USAi may pay up to 50% of the exercise price of the warrant in the form of advertising and promotional services provided to Styleclick. As of December 31, 2000, none of the warrants had been exercised.

                                Styleclick, Inc.
                          Notes to Financial Statements

8. Stock Option Plan

     Styleclick has a stock option plan (the "Plan") under which options to purchase shares of Styleclick's Class A common stock may be granted to any employee, officer or director of Styleclick or its subsidiaries. The authorized number of shares under the Plan include 15,000,000 shares of Styleclick's Class A common stock.

     In connection with the merger on July 27, 2000, all options to purchase Styleclick.com common stock and ISN units outstanding were converted into options covered by the Plan. Each outstanding Styleclick.com stock option that was not exercised became and represents an option to purchase one share of Styleclick's Class A common stock. The exercise price per share of Styleclick's common stock was equal to the exercise price per share of Styleclick.com common stock. Each outstanding option to purchase a limited liability company unit of ISN that was not exercised became and represents an option to purchase 0.601 shares of Styleclick's Class A common stock.

     A summary of changes in outstanding options under the Plan with respect to employees and/or directors of Styleclick are as follows:

                                            December 31,
                   -------------------------------------------------------------
                              2000              1999              1998
                   -------------------------------------------------------------
                      Shares    Price     Shares    Price     Shares    Price
                                Range               Range               Range
                   -----------  --------  --------  --------  --------  --------
Beginning balance     661,781   $ 2.91-   815,823   $ 2.91-   814,922   $ 2.91
                                  8.90                7.11
 Styleclick.com
   options
   conversion       2,438,454   $ 5.88-
                                 20.06          -                   -

 Granted            1,198,711   $ 4.13-   747,613   $ 8.90    465,155   $ 2.91-
                                 15.38                                    7.11

 Exercised            (62,485)  $ 2.91-         -        -          -        -
                                  9.50

 Canceled            (584,018)  $ 2.91-  (901,655)  $ 2.91-  (464,254)  $ 2.91
                                 15.38                8.90
                   -----------            --------            --------
Ending balance      3,652,443             661,781             815,823   $ 2.91-
                                                                          7.11
                   ===========            ========            ========
Options
  exercisable       1,876,205             134,025              38,238
                   ===========            ========            ========
Available for
  grant            11,285,072
                   ===========
Total shares
  registered       15,000,000
                   ===========


     The weighted average exercise prices was $9.15 and $13.25 for options granted and canceled, respectively, during the year ended December 31, 2000. The weighted average fair value of options granted during the year was $9.15.

     The weighted average exercise prices was $8.90 and $5.51 for options granted and canceled, respectively, during the year ended December 31, 1999. The weighted average fair value of options granted during the year was $8.90.

                                Styleclick, Inc.
                          Notes to Financial Statements

8. Stock Option Plan (Continued)

     The weighted average exercise prices during the year ended December 31, 1998, were $4.51 and $2.91 for options granted and canceled, respectively. The weighted average fair value of options granted during the year was $4.64.

     The following present the employees stock options which were outstanding and exercisable at December 31, 2000 and their respective weighted average exercise prices. The weighted average remaining contractual life of all options outstanding is also presented.


                           Options Outstanding             Options Exercisable
                 -------------------------------------  ------------------------
                  Outstanding   Weighted    Weighted    Exercisable    Weighted
                  at December    Average     Average    at December     Average
                   31, 2000     Remaining    Exercise     31, 2000     Exercise
                               Contractual    Price                      Price
                                  Life
                 -----------  -----------  -----------  -----------  -----------
Range of
Exercise Price
----------------
$1.00 to $5.00       629,021         5.5   $     4.31      260,282   $    10.95
$5.01 to $10.00    2,161,430         7.3         8.68      947,941         9.04
$10.01 to $15.00      61,562         7.4        10.99       34,972        11.00
$15.01 to $20.06     800,430         5.7        16.21      633,010        16.43
                 -----------  -----------  -----------  -----------  -----------
                   3,652,443         5.5   $     9.62    1,876,205   $    10.95
                 ===========  ===========  ===========  ===========  ===========


     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." The information is determined as if Styleclick has accounted for its employee stock options using the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for all periods: risk-free interest rate of 5.8%, dividend yield of zero, volatility factor of 100% and weighted-average expected life five years.

     The  Black-Scholes   option  valuation  model  was  developed  for  use  in
estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Styleclick's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Styleclick's pro forma information follows:

                                Styleclick, Inc.
                          Notes to Financial Statements

8. Stock Option Plan (Continued)


                                                 Year Ended December 31,
                                           ------------------------------------
                                              2000         1999         1998
                                           ----------   ----------   ----------
Pro forma net loss                         $(208,859)   $ (43,232)   $  (17,113)

Pro forma net loss per share               $   (8.36)   $   (2.11)   $    (0.84)


     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

9. Litigation

     Styleclick is currently engaged in a lawsuit with ISN's former CEO and president, Kirk Loevner regarding Mr. Loevner's claim to entitlement to options on 250,000 shares of ISN class B unit (with an exercise price of $1.75 per unit). Although it is impossible to opine as to the ultimate outcome of this matter, Styleclick believes that Mr. Loevner's claims are without merit, and it intends vigorously to defend against Mr. Loevner's allegations in this matter.

     In the ordinary course of business, Styleclick is engaged in various other lawsuits. In the opinion of management, the ultimate outcome of the various lawsuits should not have a material effect on the liquidity, results of operations or financial condition of Styleclick.

                                Styleclick, Inc.
                          Notes to Financial Statements

10. Benefit Plans

     Prior to the merger on July 27, 2000, ISN offered a retirement plan ("the Retirement Plan") pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees who are not party to collective bargaining agreements. Matching contributions were set at the discretion of the Board of Directors or the applicable committee thereof. Expense under the Retirement Plan was $0, $0.2 million and $0.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Retirement Plan was terminated upon completion of the merger in July 2000.

     In October 2000, Styleclick adopted a new plan ("the New Plan") pursuant to
Section 401(k) of the Internal Revenue Code. The New Plan is available to substantially all employees who meet service and years of employment requirements. Employees who participate in the New Plan may elect to contribute up to 20% of their annual compensation. The New Plan has an employer contribution provision in which Styleclick matches 25% of the employees' contribution up to 6% of the employee's total pay per year. For the period from October to December 2000, Styleclick contributed approximately $20,000 under the New Plan.

11. Related Party Transactions

     Service revenue generated from USA Electronic Commerce Solutions LLC was $0.1 million for the year ended December 31, 2000.

     The Home Shopping Network provides warehouse, teleservice, accounting and other administrative services to Styleclick based upon an unwritten agreement. The services are charged on a monthly basis. Expenses charged to operations for these services were $4.2 million, $5.4 million and $2.6 million the years ended December 31, 2000, 1999 and 1998, respectively.

     In November 2000, Precision Response Corporation, Inc. began providing Styleclick's customer service function based on an unwritten agreement. Expenses charged to operations under this arrangement was approximately $0.3 million for the year ended December 31, 2000.

     Management believes that Styleclick's transactions as described in this note are materially representative of the fair value of services recorded.

                                Styleclick, Inc.
                          Notes to Financial Statements

12. Income Taxes

     During the years ended December 31, 1999 and 1998, ISN operated as a limited liability company. As a limited liability company, ISN was treated as a partnership for income tax purposes and was not subject to federal and state income taxation.

     The following is a reconciliation of the statutory Federal income tax rate to Styleclick's effective income tax rate at December 31, 2000.

Income tax computed at federal statutory tax rate                        34.0%
State taxes (net of federal benefit)                                      6.0
Goodwill                                                                (27.8)
Pre-merger ISN losses                                                    (3.6)
Valuation Allowance                                                      (8.6)
                                                                ----------------
Total                                                                     -  %
                                                                ================

     As of December 31, 2000, Styleclick has federal net operating loss carryforwards of approximately $46.5 million which expire through 2020. In connection with the merger on July 27, 2000, a portion of Styleclick.com's pre-merger net operating losses will be subject to annual limitations as imposed by Internal Revenue Code Section 382.

     Significant components of Styleclick's deferred tax assets and liabilities consist of the following:

                                                                      2000
                                                                    ---------
  Deferred tax assets:
  Net operating loss carry-forwards                                 $ 17,619
  Capitalized research and development cost for tax                      289
  Allowance for doubtful accounts                                        239
  Inventory reserves                                                     626
  Research credits                                                     1,303
  Other                                                                   83
                                                                    ---------
                                                                      20,159
  Valuation allowance for deferred tax asset                         (19,117)
                                                                    ---------
                                                                       1,042
  Deferred tax liabilities:
  Furniture and equipment                                               (203)
  Deferred state taxes                                                  (839)
                                                                    ---------
  Net deferred tax asset                                            $      -
                                                                    =========

     At December 31, 2000, Styleclick has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. The pre-merger valuation allowance was approximately $18 million. If the related deferred tax assets become realizable in the future, the reversal of the valuation will be recorded as a reduction of goodwill.

                                Styleclick, Inc.
                          Notes to Financial Statements

13. Quarterly Results (Unaudited)

                                                   Quarter Ended
                              December 31,  September 30,  June 30,    March 31
                                ---------    ---------    ---------    ---------
                                     (In thousands, except per share data)
Year Ended December 31, 2000
Net revenues                    $  4,753     $  5,147     $  5,791     $  6,617
Loss from operations            (169,582)     (18,162)     (11,354)      (7,866)
Net loss                        (169,276)     (18,232)     (11,353)      (7,866)
Basic and diluted net
  loss per share                   (5.46)       (0.65)       (0.55)       (0.38)
Year Ended December 31, 1999
Net revenues                    $  7,473     $  6,660     $  7,398     $  7,431
Loss from operations             (14,562)      (9,281)     (11,753)      (6,895)
Net loss                         (14,565)      (9,279)     (11,747)      (6,903)
Basic and diluted net
   loss per share                  (0.71)       (0.45)       (0.57)       (0.34)


14. Subsequent Events (Unaudited)

     In March 2001, Styleclick announced certain changes including a new company organization designed to advance its offering of scalable commerce services. The announcement included Styleclick's purchase of certain assets formerly held by MVP.com, Inc., a former provider of e-commerce services, including the hardware and proprietary software comprising its technology platform (the "Acquired Technology"), as part of a liquidation of assets formerly held by MVP.com. Additionally, the Company hired Ian Drury, former Chief Technology Officer of MVP.com and Brent Hill, former Vice President, Business Development, of MVP.com, the technologists responsible for creating the proprietary software purchased by Styleclick, as well as certain other former employees of MVP.com. Messrs. Drury and Hill have joined Styleclick's senior staff as Executive Vice Presidents. In connection with such hirings Styleclick issued to Messrs. Drury and Hill and certain other former employees of MVP.com an aggregate of 1,000,000 shares of Class A common stock subject to certain restrictions including a vesting schedule, and options to purchase an aggregate of 1,430,500 shares of Class A common stock.

     Also in March 2001, Styleclick announced that its Board of Directors had elected Lisa Brown to the office of Chief Executive Officer of Styleclick and Robert Halper to the office of President and Chief Operating Officer of Styleclick. Ms. Brown also serves as Chief Executive Officer and President of USA Electronic Commerce Solutions LLC, a wholly-owned subsidiary of USAi ("ECS"), and Mr. Halper as Executive Vice President, Operations and Finance, of ECS.

     Finally, in conjunction with the new company organization, Styleclick received a revolving line of credit for $15 million from USAi. The term of the credit line is 18 months and carries an interest rate of USAi's average blended cost of borrowing. The credit line can be drawn against only with the approval of Styleclick's Board of Directors.

     In March 2001, the two employment agreements described in note 6 were terminated in connection with the resignation of the two executive officers.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Officers of the Registrant

     Incorporated by reference to the sections of Styleclick's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders (the "Proxy Statement"), entitled "Directors", "Executive Officers" and "Common Stock Ownership of Principal Shareholders and Management-Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Commission.

Item 11.   Executive Compensation

     Incorporated by reference to the section of Styleclick's Proxy Statement entitled "Executive Compensation" to be filed with the Commission.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the section of Styleclick's Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Commission.

Item 13.   Certain Relationships and Related Transactions

     Incorporated by reference to the section of Styleclick's Proxy Statement entitled "Certain Relationships and Related Transactions" to be filed with the Commission.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  (1) and (2)

     The following financial statements of Registrant are presented in Item 8 of this report:

     Balance sheets-December 31, 2000 and 1999
     Statements of operations-Years ended December 31, 2000, 1999, and 1998 Statements of stockholders' equity-Years ended December 31, 2000, 1999 and 1998
     Statements of cash flows-Years ended December 31, 2000, 1999, and 1998 Notes to financial statements-December 31, 2000

     (3) Listing of Exhibits

     The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (c) below and in the accompanying Exhibit Index.

(b)  Reports on Form 8-K filed in the fourth quarter of 2000:

     On December 7, 2000, Styleclick filed a report on Form 8-K. The item reported was Item 9 - "Regulation FD Disclosure."

(c)  Exhibits.

2.1 Amended and Restated Agreement and Plan of Merger, dated as of March 23, 2000, by and among Styleclick.com Inc., Internet Shopping Network LLC and USANI SUB LCC, incorporated herein by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 filed with the Commission on June 23, 2000 (File No. 333- 33194).
2.2 Form of Agreement of Merger of Merger Sub and Styleclick.com Inc., incorporated herein by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
2.3 Form of Certificate of Merger merging ISN Merger Sub LLC Into Internet Shopping Network LLC, incorporated herein by reference to Exhibit 2.3 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
3.1 Certificate of Incorporation of Styleclick, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
3.2 Bylaws of Styleclick, Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
4.1 Specimen Class A Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 filed with the Commission on June 15, 2000 (File No. 333- 33194).

4.2 Form of Stockholders Agreement among Styleclick, Inc., USANi Sub LLC, USA Networks, Inc., Styleclick.com Inc. and the stockholders named therein, incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
4.3 Form of Registration Rights Agreement among USANi Sub LLC and Styleclick, Inc., incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
9.1 Voting and First Offer Agreement, dated as of January 24, 2000, between Maurizio Vecchione and USANi Sub LLC, incorporated herein by reference to
     Exhibit 9.1 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
9.2 Voting and First Offer Agreement, dated as of January 24, 2000, between Intel Corporation and USANi Sub LLC, incorporated herein by reference to
     Exhibit 9.2 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
10.1 Form of Media Warrant Agreement between Styleclick, Inc. and USA Networks, Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
10.2 Form of License Agreement by and among Styleclick, Inc., Styleclick.com, Inc., Internet Shopping Network LLC and USA Networks, Inc., incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 filed with the Commission on June 15, 2000 (File No. 333- 33194).
10.3 Option Agreement, dated as of January 24, 2000, by and between USANi Sub LLC and Styleclick.com Inc., incorporated herein by reference to Exhibit
     10.3 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
10.4 Waiver Agreements, dated as of January 24, 2000, between Castle Creek Technology Partners, LLC, Styleclick.com Inc. and USANi Sub LLC, incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
10.5 Credit Agreement, dated as of January 24, 2000, between Styleclick.com Inc. and USA Networks, Inc., incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
10.6 Bridge Loan Warrant Agreement, dated as of January 24, 2000, between Styleclick.com Inc. and USA Networks, Inc., incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
10.7 Warrant to purchase 328,084 Shares of common stock of Styleclick.com Inc. issued to USA Networks, Inc., dated as of January 24, 2000, incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
10.8 Collateral Agreement, dated as of January 24, 2000, between Styleclick.com Inc. and USA Networks, Inc., incorporated herein by reference to Exhibit
     10.8 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
10.9 Promissory Note, dated as of January 24, 2000, in a principal amount not to exceed $10 million Issued by Styleclick.com Inc. to USA Networks, Inc., incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).

10.10Facilities  Lease  dated May 30,  2000 by and  between  W9/WLA  Real Estate
     Limited Partnership, as Landlord, and Styleclick, Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 333- 33194).
10.11*Employment  Agreement  between  Styleclick,  Inc. and  Maurizio  Vecchione dated as of July 27, 2000
10.12*Employment  Agreement between Styleclick,  Inc. and Edward Zinser dated as of December 14, 2000
10.13 *2000 Stock Plan
10.14 *2000 Director's Stock Option Plan
21.1 *Subsidiaries of Registrant
23.1 *Consent of Ernst & Young LLP

* Filed herewith

              (d) Financial Statement Schedule

                  Schedule I: Financial information of Registrant

                  None.

                  Schedule II: Valuation and qualifying accounts

                                             Additions                 Balance
                           Balance at  Charged to  Charged            at End of
                           Beginning   Costs and   to Other             Period
     Description           of Period   Expenses   Accounts- Deductions-
                                                   Describe  Describe
-------------------------------------------------------------------------------
Balance at December 31,
   2000
  Reserves and allowances
    deducted from
    asset accounts:
  Allowance for doubtful
    accounts             $   42,000 $  473,000 $  194,000 $    9,000 $  700,000
                                                    (1)       (2)
  Inventory reserve       1,666,000  1,106,000          0  1,381,000  1,391,000
                                                              (3)
  Total                  ---------- ---------- ---------- ---------- ----------
                         $1,708,000 $1,579,000 $  194,000 $1,390,000 $2,091,000
                         ========== ========== ========== ========== ==========
Balance at December 31,
   1999
  Reserves and allowances
    deducted from
    asset accounts:
  Allowance for doubtful
    accounts             $   41,000 $    1,000                       $   42,000
  Inventory reserve       1,421,000    245,000                        1,666,000
  Total                  ---------- ----------                       ----------
                         $1,462,000 $  246,000                       $1,708,000
                         ========== ==========                       ==========
Balance at December 31,
    1998
  Reserves and allowances
    deducted from
    asset accounts:
  Allowance for doubtful
    accounts             $   10,000 $   31,000                       $   41,000
  Inventory reserve          49,000  1,372,000                        1,421,000
  Total                  ---------- ----------                       ----------
                         $   59,000 $1,403,000                       $1,462,000
                         ========== ==========                       ==========


(1)      Acquisition of Styleclick.com at July 27, 2000.
(2)      Uncollectable accounts written off, net of recoveries
(3)      Disposition of inventories during the year

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Styleclick, Inc.


Date:  March 30, 2001                       By: /s/ LISA BROWN
                                               ---------------------------
                                               Lisa Brown
                                               Chairman of the Board and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  LISA BROWN                Chairman of the Board and         March 30, 2001
-----------------------         Chief Executive Officer       ------------------
Lisa Brown                    (principal executive officer)           Date


/s/  BARRY HALL            Executive Vice President, Finance     March 30, 2001
-----------------------       and Chief Financial Officer     ------------------
Barry Hall                    (principal financial and                Date
                                 accounting officer)

/s/  ROBERT HALPER            President, Chief Operating         March 30, 2001
-----------------------          Officer and Director         ------------------
Robert Halper                                                         Date


/s/ JULIUS GENACHOWSKI                Director                   March 30, 2001
-----------------------                                       ------------------
Julius Genachowski                                                    Date


/s/  JON MILLER                       Director                   March 30, 2001
-----------------------                                       ------------------
Jon Miller                                                            Date


/s/  LESLIE SALESON                   Director                   March 30, 2001
-----------------------                                       ------------------
Leslie Saleson                                                        Date

/s/  MICHAEL SILECK                   Director                   March 30, 2001
-----------------------                                       ------------------
Michael Sileck                                                        Date


/s/  HAMILTON SOUTH                   Director                   March 30, 2001
-----------------------                                       ------------------
Hamilton South                                                        Date

/s/  DEIRDRE STANLEY                  Director                   March 30, 2001
-----------------------                                       ------------------
Deirdre Stanley                                                       Date

/s/  JOHN TINKER                      Director                   March 30, 2001
-----------------------                                       ------------------
John Tinker                                                           Date

                                  EXHIBIT INDEX

Exhibit                                    Description
Number

2.1 Amended and Restated Agreement and Plan of Merger, dated as of March 23, 2000, by and among Styleclick.com Inc., Internet Shopping Network LLC and USANI SUB LCC, incorporated herein by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 filed with the Commission on June 23, 2000 (File No. 333- 33194).
2.4 Form of Agreement of Merger of Merger Sub and Styleclick.com Inc., incorporated herein by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
2.5 Form of Certificate of Merger merging ISN Merger Sub LLC Into Internet Shopping Network LLC, incorporated herein by reference to Exhibit 2.3 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
3.1 Certificate of Incorporation of Styleclick, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
3.2 Bylaws of Styleclick, Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
4.4 Specimen Class A Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 filed with the Commission on June 15, 2000 (File No. 333- 33194).
4.5 Form of Stockholders Agreement among Styleclick, Inc., USANi Sub LLC, USA Networks, Inc., Styleclick.com Inc. and the stockholders named therein, incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
4.6 Form of Registration Rights Agreement among USANi Sub LLC and Styleclick, Inc., incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
9.3 Voting and First Offer Agreement, dated as of January 24, 2000, between Maurizio Vecchione and USANi Sub LLC, incorporated herein by reference to
     Exhibit 9.1 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
9.4 Voting and First Offer Agreement, dated as of January 24, 2000, between Intel Corporation and USANi Sub LLC, incorporated herein by reference to
     Exhibit 9.2 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
10.1 Form of Media Warrant Agreement between Styleclick, Inc. and USA Networks, Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
10.2 Form of License Agreement by and among Styleclick, Inc., Styleclick.com, Inc., Internet Shopping Network LLC and USA Networks, Inc., incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 filed with the Commission on June 15, 2000 (File No. 333- 33194).

10.3 Option Agreement, dated as of January 24, 2000, by and between USANi Sub LLC and Styleclick.com Inc., incorporated herein by reference to Exhibit
     10.3 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
10.4 Waiver Agreements, dated as of January 24, 2000, between Castle Creek Technology Partners, LLC, Styleclick.com Inc. and USANi Sub LLC, incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
10.5 Credit Agreement, dated as of January 24, 2000, between Styleclick.com Inc. and USA Networks, Inc., incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
10.6 Bridge Loan Warrant Agreement, dated as of January 24, 2000, between Styleclick.com Inc. and USA Networks, Inc., incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
10.7 Warrant to purchase 328,084 Shares of common stock of Styleclick.com Inc. issued to USA Networks, Inc., dated as of January 24, 2000, incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
10.8 Collateral Agreement, dated as of January 24, 2000, between Styleclick.com Inc. and USA Networks, Inc., incorporated herein by reference to Exhibit
     10.8 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
10.9 Promissory Note, dated as of January 24, 2000, in a principal amount not to exceed $10 million Issued by Styleclick.com Inc. to USA Networks, Inc., incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 filed with the Commission on March 24, 2000 (File No. 333- 33194).
10.10Facilities  Lease  dated May 30,  2000 by and  between  W9/WLA  Real Estate
     Limited Partnership, as Landlord, and Styleclick, Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 333- 33194).
10.11*Employment  Agreement  between  Styleclick,  Inc. and  Maurizio  Vecchione dated as of July 27, 2000
10.12*Employment  Agreement between Styleclick,  Inc. and Edward Zinser dated as of December 14, 2000
10.13 *2000 Stock Plan
10.14 *2000 Director's Stock Option Plan
21.1*Subsidiaries of Registrant
23.1*Consent of Ernst & Young LLP


* Filed herewith