Form 10-Q
period 2001-03-31
STYLECLICK INC
filed 2001-05-15
CIK 1109705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[ X ] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

      For the quarterly period ended March 31, 2001

                                       OR

[   ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934

Commission file number 333-33194


                                STYLECLICK, INC.
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                     13-4106745
----------------------------------------     -----------------------------------
 (State or other jurisdiction of            (IRS Employer Identification Number)
  incorporation or organization)

5105 W. Goldleaf Circle, Los Angeles, CA                    90056
----------------------------------------     -----------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (323) 403-1000
              ----------------------------------------------------
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

The number of outstanding shares of the registrant's common stock as of May 14, 2001, was:

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
                            Condensed Balance Sheets
                        (in thousands, except share data)

                                                   March 31,      December 31,
                                                     2001             2000
                                                --------------   --------------
                                                  (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                    $      10,931    $      16,201
   Accounts receivable, net of allowance
      of $807 and $700, respectively                      523              891
   Inventories, net                                     2,227            7,057
   Deferred advertising and promotion                   3,000            3,657
   Prepaid expenses and other current assets              559              627
   Due from related parties                               200                -
                                                --------------   --------------
Total current assets                                   17,440           28,433
Property and equipment, net of accumulated
   depreciation of $13,914 and $13,238,
   respectively                                        12,053           13,497
Goodwill, net                                             903            1,000
Deferred advertising and promotion, non-current         7,000            8,315
Other assets                                               75               75
                                                --------------   --------------
   Total assets                                 $      37,471    $      51,320
                                                ==============   ==============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                             $       1,686    $       2,754
   Accrued liabilities                                  1,680            2,291
   Deferred income                                        218              177
   Due to related parties                               6,746            4,171
                                                --------------   --------------
Total current liabilities                              10,330            9,393

Stockholders' equity:
   Preferred stock--$0.01 par value;
      25,000,000 shares authorized,
      none issued and outstanding                           -                -
   Class A common stock--$0.01 par value,
      150,000,000 shares authorized,
      8,980,124 and 7,975,053 issued
      and outstanding, respectively                        90               80
   Class B common stock--$0.01 par value,
      112,500,000 shares authorized,
      23,039,706 issued and outstanding                   230              230
   Deferred employee compensation                      (1,085)               -
   Additional paid in capital                         336,680          335,582
Accumulated deficit                                  (308,774)        (293,965)
                                                --------------   --------------
Total stockholders' equity                             27,141           41,927
                                                --------------   --------------
Total liabilities and stockholders' equity      $      37,471    $      51,320
                                                ==============   ==============

                 See accompanying notes to financial statements.

                               Styleclick, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                     2001            2000
                                                --------------   --------------
                                               (in thousands, except share data)
Net revenues
 Product sales                                  $       3,211    $       6,617
 Service revenues                                         808                -
                                                --------------   --------------
                                                        4,019            6,617
Cost of sales
 Product sales                                          6,435            6,414
 Service revenues                                          90                -
                                                --------------   --------------
                                                        6,525            6,414

Gross profit (loss)                                    (2,506)             203

Operating costs and expenses:
Selling and marketing                                     710            1,751
Product development costs                               1,200              908
General and administrative                              6,020            3,911
Write-off of capitalized software costs                   878                -
Write-off of deferred advertising and promotion         1,972                -
Depreciation and amortization                           1,637            1,499
Amortization of goodwill                                   97                -
                                                --------------   --------------
     Total  operating costs and expenses               12,514            8,069
                                                --------------   --------------
Operating loss                                       (15,020)           (7,866)
Other income, net                                        211                 -
                                                --------------   --------------
Net loss                                        $    (14,809)    $      (7,866)
                                                ==============   ==============
Basic and diluted loss per share                $      (0.48)    $       (0.38)
                                                ==============   ==============
Basic and diluted weighted average
   common shares outstanding                      31,029,251        20,460,110
                                                ==============   ==============




                 See accompanying notes to financial statements.


                                Styleclick, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                    Quarters Ended March 31,
                                                     2001              2000
                                                --------------   --------------
                                                         (in thousands)

Cash flow from operating activities
Net loss                                        $     (14,809)   $      (7,866)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                      1,637            1,499
     Amortization of goodwill                              97                -
     Write-off of capitalized software costs              878                -
     Write-off of deferred advertising
        and promotion                                   1,972                -
     Changes in operating assets and
        liabilities:
       Accounts receivable                                368              482
       Inventories                                      4,830              202
       Prepaid expenses and other
         current assets                                    78                -
       Accounts payable                                (1,068)            (674)
       Accrued liabilities                               (611)          (2,517)
       Deferred income                                     41                -
       Due to related parties                           2,375                -
       Other, net                                           -              408
                                                --------------   --------------
Net cash used in operating activities                  (4,212)          (8,466)

Cash flow from investing activities
Acquisition of MVP.com's assets                          (318)               -
Capital expenditures                                     (753)            (255)
                                                --------------   --------------
Net cash used in investing activities                  (1,071)            (255)

Cash flow from financing activities
Capital contributed by USANi  LLC                           -            8,721
Proceeds from issuance of common stock                     13                -
                                                --------------   --------------
Net cash provided by financing activities                  13            8,721
                                                --------------   --------------
Net decrease in cash and cash equivalents              (5,270)               -
Cash and cash equivalents
   at beginning of period                              16,201                9
                                                ==============   ==============
Cash and cash equivalents at end of period      $      10,931    $           9
                                                ==============   ==============


                 See accompanying notes to financial statements.

                                Styleclick, Inc.
                     Notes to Condensed Financial Statements

1. Basis of Presentation

     The accompanying unaudited condensed financial statements of Styleclick, Inc. ("Styleclick") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consisted of normal recurring accruals with the exception of a $2.0 million inventory expense recorded based on Styleclick's inventory disposition plan developed recently by its new management, a $0.9 million write-off of capitalized software development costs associated with Styleclick's FirstJewelry.com Internet shopping website which was closed down in March 2001 and a $2.0 million write-off of deferred advertising and promotion after the evaluation of recoverability of such asset. Operating results for the first three months of 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The balance sheet at December 31, 2000 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the financial statements and footnotes thereto included in Styleclick's annual report on Form 10-K for the year ended December 31, 2000.

2. New Organization

     In March 2001, Styleclick announced certain changes including a new company organization designed to advance its offering of scalable commerce services. The announcement included Styleclick's purchase of certain assets formerly held by MVP.com, Inc. ("MVP.com"), a former provider of e-commerce services located at Chicago, Illinois, including the hardware and proprietary software comprising its technology platform, as part of a liquidation of assets formerly held by MVP.com. Additionally, Styleclick hired Ian Drury, former Chief Technology Officer of MVP.com and Brent Hill, former Vice President, Business Development, of MVP.com, the technologists responsible for creating the proprietary software purchased by Styleclick, as well as certain other former employees of MVP.com. Messrs. Drury and Hill have joined Styleclick's senior staff as Executive Vice Presidents. In connection with such hirings Styleclick issued to Messrs. Drury and Hill and certain other former employees of MVP.com an aggregate of 1,000,000 shares of Class A common stock subject to certain restrictions including a vesting schedule, and options to purchase an aggregate of 1,430,500 shares of Class A common stock. The issuance of the 1,000,000 shares of Class A common stock was valued as $1.1 million and recorded under deferred employee compensation against Styleclick's equity as of March 31, 2001.

     Also in March 2001, Styleclick announced that its Board of Directors had elected Lisa Brown to the office of Chief Executive Officer of Styleclick and Robert Halper to the office of President and Chief Operating Officer of Styleclick. Ms. Brown also serves as Chief Executive Officer and President of USA Electronic Commerce Solutions LLC ("ECS"), a wholly-owned subsidiary of Styleclick's majority shareholder, USA Networks, Inc., and Mr. Halper as Executive Vice President, Operations and Finance, of ECS.

                                Styleclick, Inc.
                     Notes to Condensed Financial Statements

2. New Organization (Continued)

     Finally, in conjunction with the new company organization, Styleclick received a revolving line of credit for $15 million from USAi. The term of the credit line is 18 months and carries an interest rate of USAi's average blended cost of borrowing. The credit line can be drawn against only with the approval of Styleclick's Board of Directors. As of March 31, 2001, no borrowing against this line of credit had been made.

3. Subsequent Events

     On May 14, 2001, Styleclick announced several changes to its operations including the consolidation of operations at Chicago, the closing of the FirstAuction.com website, and the signing of a services agreement with ECS.

     In March 2001, Styleclick acquired the technology platform formerly owned by MVP.com, and has since been operating in Los Angeles and Chicago, with distinct technology platforms in each location. The consolidation of all operations at Styleclick Chicago will take place over the three months following the May 2001 announcement, and operations at Styleclick Los Angeles will be phased out.

     Closing FirstAuction.com is in line with Styleclick's stated plan to gradually phase-out its business-to-consumer business model in order to focus resources on Styleclick's core business model: enabling e-commerce for third parties. FirstAuction.com is scheduled to shut down in the middle of May.

     Styleclick has entered into a services agreement with ECS. Pursuant to the services agreement, ECS will provide certain merchandising, business operations and financial services to Styleclick at cost. Styleclick will begin transitioning these functions to ECS immediately following the announcement, and anticipates that all covered functions will be transitioned to ECS by July 15, 2001. Also pursuant to the services agreement, ECS has agreed to use its reasonable efforts, as determined by ECS, to engage Styleclick to provide to ECS's non-affiliated customers technological services of the type provided by Styleclick to third parties to the extent that Styleclick has the capacity to provide such services itself in a timely manner. Compensation to be paid to Styleclick in respect of such services shall be negotiated by the parties in good faith prior to Styleclick's engagement. However, Styleclick cannot be certain that ECS will use Styleclick's services in any particular instance or at all.

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

     In connection with its increased focus on its e-commerce service provider business, Styleclick has significantly reduced its direct online retail business. Accordingly, Styleclick has ceased purchasing inventory for its FirstAuction.com and FirstJewelry.com websites during the first quarter of 2001and is in the process of selling its inventory on hand. Additionally, in March 2001, Styleclick combined its retail website, FirstJewelry.com, with its business-to-consumer auction website, FirstAuction.com, by making its existing FirstJewelry.com inventory available through FirstAuction.com and redirecting FirstJewelry.com's url to the FirstAuction.com site. Finally, in May 2001, Styleclick announced the closing of the FirstAuction.com website in the middle of May 2001.

Results of Operations

Comparison of Three Months Ended March 31, 2001 and 2000

Revenue and Gross Margin

     For the three months ended March 31, 2001, net revenues decreased by $2.6 million, or 39%, compared to the three months ended March 31, 2000. Merchandise sales decreased $3.4 million primarily due to lower marketing expenditures in the 2001 period as a result of Styleclick's transitioning out of the business-to-consumer market. The decrease was offset by a $0.8 million increase in service revenues generated from Styleclick's e-commerce related services. Gross margin decreased by $2.7 million, from a $0.2 million profit in the 2000 period to a $2.5 million loss in the 2001 period, primarily due to a $2.0 million inventory expense recorded in the 2001 period based on Styleclick's inventory disposition plan developed recently by its new management to reduce the value of the inventory to be sold through alternative distribution channels as a result of Styleclick's decision of de-emphasizing its Internet shopping websites in the foreseeable future.

Operating Costs and Expenses

     For the three months ended March 31, 2001, total operating costs and expenses of $12.5 million increased by $4.4 million or 55% compared to the corresponding period in 2000. General and administrative expenses were $2.1 million above those for the 2000 period due to a total of $0.5 million severance payments incurred and an increased headcount in the 2001 period as compared to the 2000 period. The increase also resulted from a $0.9 million write-off of capitalized software development costs associated with Styleclick's FirstJewelry.com Internet shopping website which was closed down in March 2001 and a $2.0 million write-off of deferred advertising and promotion after the evaluation of recoverability of such asset in the 2001 period. The increases were offset by a decrease in selling and marketing expense of $1.0 million reflecting reduced spending on advertising spending on Styleclick's Internet shopping websites.

     In March 2001, Styleclick announced the acquisition of certain assets formerly held by MVP.com, Inc. As a result of this transaction, Styleclick anticipates that during the second quarter 2001 total operating costs and expenses will increase over the three months ended March 31, 2001. In May 2001, Styleclick announced that it would be consolidating its operations in Chicago. As a result, Styleclick anticipates that there will be additional expenses due to employee termination expenses and other expenses associated with this consolidation in the second quarter 2001. However, during the third and fourth quarters of 2001, Styleclick anticipates that there will be a significant reduction in operating costs and expenses when compared to the first and second quarters of 2001.

     In May 2001, Styleclick entered into a services agreement with USA Electronic Commerce Solutions LLC ("ECS"), a wholly-owned subsidiary of Styleclick's majority shareholder, USA Networks, Inc. Pursuant to the services agreement, ECS will provide certain merchandising, business operations and financial services to Styleclick. Styleclick will begin transitioning these functions to ECS immediately following the announcement, and anticipates that all covered functions will be transitioned to ECS by July 15, 2001. Once the transitions are completed, Styleclick anticipates that the services agreement will significantly reduce Styleclick's operating expenses.

     For the three months ended March, 2001, net loss increased by $6.9 million compared to the three months ended March 31, 2000 due to decreased gross margin and increased operating expenses.

     Styleclick recorded no provision for income taxes during the three months ended March 31, 2001 and 2000 due to net operating losses in both periods.

Liquidity and Capital Resources

     Net cash used in operating  activities  was $4.2  million,  which  resulted primarily from the $14.8 million operating loss and the $1.7 million payments made by Styleclick on its accounts payable and accrued liabilities in the first quarter of 2001. Such operating loss and cash payments were offset by a decrease in accounts receivable ($0.4 million), a decrease in inventories ($4.8 million), an increase in related party payable ($2.4 million) and three non-cash expense items: depreciation and amortization ($1.6 million), the write-off of capitalized software costs ($0.9 million) and the write-off of preferred advertising and promotion ($2.0 million). Additionally, cash used in connection with investing activities for capital expenditures was $1.1 million in the first quarter of 2001.

     In March 2001, Styleclick received a revolving line of credit for $15 million from USAi. The term of the credit line is 18 months and carries an interest rate of USAi's average blended cost of borrowing. The credit line can be drawn against only with the approval of Styleclick's Board of Directors. As of March 31, 2001, no borrowing against this line of credit had been made.

     In May 2001, Styleclick entered into a services agreement with ECS. Pursuant to the services agreement, ECS will provide certain merchandising, business operations and financial services to Styleclick at cost. Styleclick anticipates that all covered functions will be transitioned to ECS by July 15, 2001. Styleclick expects that the agreement will reduce its operating expenses on a going-forward basis.

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

Forward-Looking Information

     Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect Styleclick's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe," "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be reviewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including: Styleclick's lack of profitability and anticipation of continued losses; Styleclick's evolving business model, which makes the prediction of future operating results difficult; Styleclick's reliance on ECS; performance problems with Styleclick's Los Angeles technology platform; uncertainty surrounding the performance of the Chicago technology platform, due to its recent acquisition by Styleclick; control of Styleclick by USA Networks, Inc.; the potential for conflicts of interest between the Styleclick and USA Networks, Inc. and its affiliates, including USA Electronic Commerce Solutions, LLC; possible future sales of Styleclick's securities by USA Networks, Inc.; risks associated with the shutdown of the Los Angeles facility; Styleclick's future capital needs and the uncertainty of additional financing; the unpredictability and potential fluctuations in future revenues and operating results; the fact that Styleclick competes in new and emerging markets; and Styleclick's dependence on the continued growth of online commerce. It is not possible to foresee or identify all such factors. Styleclick makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

           None.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

           None.

Item 3. Defaults Upon Senior Securities

           None.

Item 4. Submission of Matters to a Vote of Security Holders

           None.
                                       10

Item 5. Other Information

     During the first quarter of 2001, Maurizio Vecchione, Chief Executive Officer, and Edward Zinser, Chief Operating Officer, resigned.

     On May 14, 2001, Styleclick announced several changes to its operations including the consolidation of operations at Chicago, the closing of the FirstAuction.com website, and the signing of a services agreement with ECS. A copy of Styleclick's press release, dated May 14, 2001 announcing, among other things, the consolidation of operations at Chicago, the closing of the FirstAuction.com website, and the signing of a services agreement with ECS, is attached as Exhibit 99.1 and incorporated herein by reference.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          10.1 *Asset Purchase Agreement, dated as of March 21, 2001, by and among Styleclick, Inc., Lakeview Ventures, L.L.C., a Delaware limited liability company, Ian Drury and Brent Hill.

          10.2 *Letter Agreement, dated as of March 21, 2001, by and between Styleclick, Inc. and Maurizio Vecchione.

          10.3 *Letter Agreement, dated as of March 21, 2001, by and between Styleclick, Inc. and Edward Zinser.

          10.4 *Employment Agreement, dated as of March 22, 2001, by and between Styleclick, Inc. and Ian Drury.

          10.5 *Employment Agreement, dated as of March 22, 2001, by and between Styleclick, Inc. and Brent Hill.

          10.6 *Services Agreement, dated as of May 14, 2001, by and between Styleclick, Inc. and USA Electronic Commerce Services LLC.

          99.1 *Press Release.

     (b) Reports on Form 8-K

          On February 1, 2001, Styleclick filed a report on Form 8-K. The items reported were Item 7(c) - "Exhibits" and Item 9 - "Regulation FD Disclosure."

          On March 22, 2001, Styleclick filed a report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7(c) - "Exhibits."

     * Filed herewith

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Styleclick, Inc.


Date: May 14, 2001                        By: /s/  LISA BROWN
                                              ---------------------------
                                              Lisa Brown
                                              Chairman of the Board and
                                              Chief Executive Officer

                                              /s/  BARRY HALL
                                              ---------------------------
                                              Barry Hall
                                              Executive Vice President, Finance
                                              and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                             Description

 10.1 *Asset Purchase Agreement, dated as of March 21, 2001, by and among Styleclick, Inc., Lakeview Ventures, L.L.C., a Delaware limited liability company, Ian Drury and Brent Hill.

 10.2 *Letter Agreement, dated as of March 21, 2001, by and between Styleclick, Inc. and Maurizio Vecchione.

 10.3 *Letter Agreement, dated as of March 21, 2001, by and between Styleclick, Inc. and Edward Zinser.

 10.4 *Employment Agreement, dated as of March 22, 2001, by and between Styleclick, Inc. and Ian Drury.

 10.5 *Employment Agreement, dated as of March 22, 2001, by and between Styleclick, Inc. and Brent Hill.

 10.6 *Services Agreement, dated as of May 14, 2001, by and between Styleclick, Inc. and USA Electronic Commerce Services LLC.

 99.1          *Press Release.





  * Filed herewith