Form 10-Q
period 2001-06-30
STYLECLICK INC
filed 2001-08-14
CIK 1109705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT      OF 1934

For the quarterly period ended June 30, 2001

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT      OF 1934

Commission file number 333-33194

STYLECLICK, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4106745
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

111 E. Wacker Drive, Suite 500, Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

(312) 856-1081
(Registrant’s telephone number, including area code)

5105 W. Goldleaf Circle, Los Angeles, CA 90056
(Former Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒       No    ☐

The number of outstanding shares of the registrant’s Common Stock as of July 31, 2001, was:

Class A common stock	8,980,124	*
Class B common stock	23,039,706

	32,019,830

*Includes 1,000,000 shares of restricted stock subject to vesting.

Only Class A common stock is publicly traded.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Styleclick, Inc.
Condensed Balance Sheets
(in thousands, except share data)
	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,582	$16,201
Accounts receivable, net of allowance of $184 and $700, respectively	53	891
Inventories, net	1,335	7,057
Deferred advertising and promotion	3,000	3,657
Prepaid expenses and other current assets	594	627
Due from related parties	862	-

Total current assets	7,426	28,433
Property and equipment, net of accumulated depreciation of $12,637 and $13,238, respectively	7,324	13,947
Goodwill, net	-	1,000
Deferred advertising and promotion, non-current	7,000	8,315
Other assets	46	75

Total assets	$21,796	$51,320

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,013	$2,754
Accrued liabilities	6,623	2,291
Deferred income	-	177
Due to related parties	4,800	4,171

Total current liabilities	12,436	9,393

Stockholders’ equity:
Preferred stock—$0.01 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Class A common stock—$0.01 par value, 150,000,000 shares authorized, 8,980,124 and 7,975,053 issued and outstanding, respectively	90	80
Class B common stock—$0.01 par value, 112,500,000 shares authorized, 23,039,706 issued and outstanding	230	230
Deferred employee compensation	(1,020)	-
Additional paid-in capital	336,680	335,582
Accumulated deficit	(326,620)	(293,965)

Total stockholders’ equity	9,360	41,927

Total liabilities and stockholders’ equity	$21,796	$51,320

See accompanying notes to financial statements.

Styleclick, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

	(in thousands, except share data)

Net revenues:
Product sales	$840	$4,785	$4,051	$10,326
Service revenues	1,598	-	2,406	-

	2,438	4,785	6,457	10,326

Cost of sales:
Product sales	1,009	5,250	7,444	10,588
Service revenues	27	-	117	-

	1,036	5,250	7,561	10,588

Gross profit (loss)	1,402	(465)	(1,104)	(262)

Operating costs and expenses:
Selling and marketing	174	2,107	884	3,858
Product development costs	2,279	1,140	3,479	2,048
General and administrative	4,855	3,999	10,875	7,910
Write-off of capitalized software costs	-	2,260	878	2,260
Write-off of deferred advertising and promotion	-	-	1,972	-
Depreciation and amortization	1,412	1,383	3,049	2,882
Amortization of Goodwill	-	-	97	-
Restructuring expenses	10,552	-	10,552	-

Total operating costs and expenses	19,272	10,889	31,786	18,958

Operating loss	(17,870)	(11,354)	(32,890)	(19,220)
Other income, net	24	1	235	1

Net loss	(17,846)	$(11,353)	(32,655)	$(19,219)

Basic and diluted loss per share	$(0.56)	$(0.55)	$(1.05)	$(0.94)

Basic and diluted weighted average common shares outstanding	32,019,830	20,460,110	31,024,486	20,460,110

See accompanying notes to financial statements.

Styleclick, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	(in thousands)
	2001	2000

Cash flow from operating activities
Net loss	$(32,655)	$(19,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,049	2,882
Amortization of goodwill	97	-
Write-off of capitalized software costs	4,269	2,260
Write-off of goodwill	903	-
Write-off of deferred advertising and promotion	1,972	-
Loss on disposition of fixed assets	1,562	-
Amortization of deferred compensation	65	-
Changes in operating assets and liabilities:
Accounts receivable	838	503
Inventories	5,722	1,536
Prepaid expenses and other current assets	(1,272)	-
Accounts payable	(1,741)	(1,128)
Deferred income	(177)	-
Due to related parties	(233)	-
Accrued liabilities	4,332	(2,648)
Other, net	1,344	413

Net cash used in operating activities	(11,925)	(15,401)

Cash flow from investing activities
Capital expenditures	(2,707)	(350)

Net cash used in investing activities	(2,707)	(350)

Cash flow from financing activities
Proceeds from issuance of common stock	13	-
Capital contributed by USANi LLC	-	15,750

Net cash provided by financing activities	13	15,750

Net decrease in cash and cash equivalents	(14,619)	(1)

Cash and cash equivalents at beginning of period	16,201	9

Cash and cash equivalents at end of period	$1,582	$8

See accompanying notes to financial statements.

Styleclick, Inc.
Notes to Condensed Financial Statements

1. Basis of Presentation

             The accompanying unaudited condensed financial statements of Styleclick, Inc. ("Styleclick") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These adjustments consisted of normal recurring accruals with the exception of a $10.6 million restructuring expenses recorded based on Styleclick’s restructuring plan, a $2.0 million inventory expense recorded based on Styleclick’s inventory disposition plan, a $0.9 million write-off of capitalized software development costs associated with Styleclick’s FirstJewelry.com Internet shopping website which was closed down in March 2001 and a $2.0 million write-off of deferred advertising and promotion after the evaluation of recoverability of such asset.  Operating results for the first six months of 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

2. New Organization

             In March 2001, Styleclick announced certain changes including a new company organization designed to advance its offering of scalable commerce services.  The announcement included disclosure of Styleclick's purchase of certain assets formerly held by MVP.com, Inc. (“MVP.com”), a former provider of e-commerce services located in Chicago, Illinois, including the hardware and proprietary software comprising its technology platform, as part of a liquidation of MVP.com’s assets.  Additionally, Styleclick hired Ian Drury, former Chief Technology Officer of MVP.com and Brent Hill, former Vice President, Business Development, of MVP.com, the technologists responsible for creating the proprietary software purchased by Styleclick, as well as certain other former employees of MVP.com.  Messrs. Drury and Hill have joined Styleclick’s senior staff as Executive Vice Presidents.  In connection with such hirings Styleclick issued to Messrs. Drury and Hill and certain other former employees of MVP.com an aggregate of 1,000,000 shares of Class A common stock subject to certain restrictions including a vesting schedule, and options to purchase an aggregate of 1,430,500 shares of Class A common stock.  The issuance of the 1,000,000 shares of Class A common stock was valued as $1.1 million and is being recorded as deferred employee compensation against Styleclick’s equity.  The $1.1 million is recognized as employee compensation expense on a straight-line basis over the vesting period of 48 months.              Also in March 2001, Styleclick announced that its Board of Directors had elected Lisa Brown to the office of Chief Executive Officer of Styleclick and Robert Halper to the office of President and Chief Operating Officer of Styleclick.  Ms. Brown also serves as Chief Executive Officer and President of USA Electronic Commerce Solutions LLC (“ECS”), a wholly-owned subsidiary of Styleclick’s majority shareholder, USA Networks, Inc., and Mr. Halper serves as Executive Vice President, Operations and Finance, of ECS.

             Finally, in conjunction with the new company organization, Styleclick received a revolving line of credit for $15 million from USAi.  The term of the credit line is 18 months and carries an interest rate of USAi’s average blended cost of borrowing.  The credit line can be drawn against only with the approval of Styleclick’s Board of Directors.  As of June 30, 2001, no borrowing against this line of credit had been made.

3. Restructuring

             On May 14, 2001, Styleclick announced several changes to its operations including the consolidation of its operations at its Chicago site, the closing of the FirstAuction.com website, and the signing of a services agreement with ECS.

             In March 2001, Styleclick acquired the technology platform formerly owned by MVP.com, and has since been operating in Los Angeles and Chicago, with distinct technology platforms in each location. The consolidation of all operations at Styleclick Chicago is substantially complete and expected to be completed no later than mid-August 2001.

             FristAuction.com ceased operations in May 2001.  Closing FirstAuction.com was in line with Styleclick’s stated plan to gradually phase-out its business-to-consumer business model in order to focus resources on Styleclick's core business model: enabling e-commerce for third parties.

             On May 14, 2001, Styleclick has entered into a services agreement with ECS.  Pursuant to the services agreement, ECS will provide certain merchandising, business operations and financial services to Styleclick at cost.  As of June 30, 2001, Styleclick has transitioned most of these functions to ECS and anticipates that nearly all covered functions will be performed by ECS after July 31, 2001. Also pursuant to the services agreement, ECS has agreed to use its reasonable efforts, as determined by ECS, to engage Styleclick to provide ECS’s non-affiliated customers with technological services of the type provided by Styleclick to third parties to the extent that Styleclick has the capacity to provide such services itself in a timely manner.  Compensation to be paid to Styleclick in respect of such services shall be negotiated by the parties in good faith prior to Styleclick's engagement.  However, Styleclick cannot be certain that ECS will use Styleclick’s services in any particular instance or at all.

             In conjunction with the May 2001 announcement, Styleclick incurred $10.6 million of restructuring expenses in the second quarter of 2001.  The restructuring expenses included a $3.4 million write-off of capitalized software development costs, a $1.5 million loss on disposition of fixed assets (primarily leasehold improvements), a $1.6 million accrued office lease expense related to the future termination of office lease agreements, a $2.8 million employee termination expenses, a $0.9 million write-off of goodwill and a total of $0.4 million expense primarily related to the termination of several existing business contracts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

             Styleclick, Inc. is a provider of electronic commerce (e-commerce) technologies and services enabling its customers to sell their products online.  Styleclick's offerings include website design, development and hosting, product imaging, online sales and merchandising technologies.

             Recent changes in Styleclick’s business model make the prediction of future operating results difficult, although Styleclick expects to incur net losses for the foreseeable future.  As part of its evolving strategy, Styleclick may decide to reduce development and marketing costs associated with, shift the focus of, or substantially reduce its interest in, some or all of its operations, which may cause a decrease in Styleclick’s anticipated revenue or net income.  Styleclick intends to continue to explore ways to reduce expenses and increase efficiencies.

             In connection with its increased focus on its e-commerce service provider business, Styleclick has closed down its only two retail websites, FirstJewelry.com (in March 2001) and FirstAuction.com (in May 2001) and is in the process of selling its inventory on hand through the liquidation channels.

Results of Operations

Comparison of Three Months Ended June 30, 2001 and 2000

Revenue and Gross Profit (Loss)

             For the three months ended June 30, 2001, net revenues decreased by $2.3 million, or 49%, compared to the three months ended June 30, 2000. Merchandise sales decreased $3.9 million primarily due to Styleclick’s transitioning out of the business-to-consumer market in the 2001 period. The decrease was partially offset by a $1.6 million increase in service revenues generated from Styleclick’s e-commerce related services. Gross margin increased by $1.9 million, from a $0.5 million loss in the 2000 period to a $1.4 million profit in the 2001 period, primarily due to a $1.6 million profit generated from Styleclick’s service revenues since cost of sales associated with service revenues is relatively insignificant.

Operating Costs and Expenses

             For the three months ended June 30, 2001, total operating costs and expenses of $19.3 million increased by $8.4 million or 77% compared to the corresponding period in 2000.  General and administrative expenses were $0.9 million and product development costs were $1.1 million above those for the 2000 period due to an increased headcount in the 2001 period as compared to the 2000 period.  The increase also resulted from a $10.6 million of restructuring expenses associated with Styleclick’s announced restructuring plan in the 2001 period whereas no such expenses in the 2000 period.  The $10.6 million restructuring expenses included a $3.4 million write-off of capitalized software development costs, a $1.5 million loss on disposition of fixed assets (primarily leasehold improvements), a $1.6 million accrued office lease expense related to the future termination of office lease agreements, a $2.8 million employee termination expenses, a $0.9 million write-off of goodwill and a total of $0.4 million expense primarily related to the termination of several existing business contracts. As a result of Styleclick’s restructuring, Styleclick anticipates that there will be a significant reduction in operating costs and expenses during the third and fourth quarters of 2001when compared to the second quarters of 2001.  The increases were offset by a $1.9 million decrease in selling and marketing expense and a $2.3 million decrease in write-off of capitalized software development costs in the 2001 period as compared to the 2000 period.  The decrease in selling and marketing expense reflected Styleclick’s reduced spending on advertising spending on Styleclick’s Internet shopping websites.  The decrease in the write-off of capitalized software development costs was due to a $2.3 million write-off of capitalized software costs related to an accounting software package and electronic data interchange software in the 2000 period and no such write-off in the 2001 period.              On May 14, 2001, Styleclick entered into a services agreement with USA Electronic Commerce Solutions LLC (“ECS”), a wholly-owned subsidiary of Styleclick’s majority shareholder, USA Networks, Inc.  Pursuant to the services agreement, ECS will provide certain merchandising, business operations and financial services to Styleclick at cost. As of June 30, 2001, Styleclick has transitioned most of these functions to ECS and anticipates that nearly all covered functions will be performed by ECS after July 31, 2001.  Once the transitions are completed, Styleclick anticipates that the services agreement will significantly reduce Styleclick’s operating expenses.

             For the three months ended June, 2001, net loss increased by $6.5 million compared to the three months ended June 30, 2000 due to increased operating expenses which were partially offset by higher gross profit.

             Styleclick recorded no provision for income taxes during the three months ended June 30, 2001 and 2000 due to net operating losses in both periods.

Comparison of Six Months Ended June 30, 2001 and 2000

Revenue and Gross Loss

             For the six months ended June 30, 2001, net revenues decreased by $3.9 million, or 37%, compared to the six months ended June 30, 2000. Merchandise sales decreased $6.3 million primarily due to Styleclick’s transitioning out of the business-to-consumer market in the 2001 period. The decrease was offset by a $2.4 million increase in service revenues generated from Styleclick’s e-commerce related services. Gross loss increased by $0.8 million, from a $0.3 million loss in the 2000 period to a $1.1 million loss in the 2001 period, primarily due to a $3.1 million loss increase from merchandise sales.  Of this $3.1 million increase, a $2.0 million inventory expense was recorded in the 2001 period based on Styleclick’s inventory disposition plan and no such expense was recorded in the 2000 period.  The $3.1 million increase in gross loss was offset by a $2.3 million gross profit generated from Styleclick’s service revenues since cost of sales associated with service revenues is relatively insignificant.

Operating Costs and Expenses

             For the six months ended June 30, 2001, total operating costs and expenses of $31.8 million increased by $12.8 million or 68% compared to the corresponding period in 2000.  General and administrative expenses were $3 million and product development costs were $1.4 million above those for the 2000 period due to an increased headcount in the 2001 period as compared to the 2000 period.  The increase also resulted from a $10.6 million of restructuring expenses associated with Styleclick’s announced restructuring plan in the 2001 period whereas no such expenses in the 2000 period. The $10.6 million restructuring expenses included a $3.4 million write-off of capitalized software development costs, a $1.5 million loss on disposition of fixed assets (primarily leasehold improvements), a $1.6 million accrued office lease expense related to the future termination of office lease agreements, a $2.8 million employee termination expenses, a $0.9 million write-off of goodwill and a total of $0.4 million expense primarily related to the termination of several existing business contracts. As a result of Styleclick’s restructuring, Styleclick anticipates that there will be a significant reduction in operating costs and expenses during the third and fourth quarters of 2001when compared to the first six months of 2001.  The increases were offset by a $1 million decrease in selling and marketing expense and a $1.4 million decrease in write-off of capitalized software development costs in the 2001 period as compared to the 2000 period.  The decrease in selling and marketing expense reflected Styleclick’s reduced spending on advertising spending on Styleclick’s Internet shopping websites.  The decrease in the write-off of capitalized software development costs resulted from the excess of the $2.3 million write-off of capitalized software costs related to an accounting software package and electronic data interchange software in the 2000 period over the $0.9 million write-off of capitalized software development costs associated with Styleclick’s FirstJewelry.com Internet shopping website in the 2001 period.              On May 14, 2001, Styleclick entered into a services agreement with USA Electronic Commerce Solutions LLC (“ECS”), a wholly-owned subsidiary of Styleclick’s majority shareholder, USA Networks, Inc.  Pursuant to the services agreement, ECS will provide certain merchandising, business operations and financial services to Styleclick at cost. As of June 30, 2001, Styleclick has transitioned most of these functions to ECS and anticipates that nearly all covered functions will be transitioned to ECS by July 31, 2001.  Once the transitions are completed, Styleclick anticipates that the services agreement will significantly reduce Styleclick’s operating expenses.

             For the six months ended June 30, 2001, net loss increased by $13.4 million compared to the six months ended June 30, 2000 due to increased gross loss and operating expenses.

             Styleclick recorded no provision for income taxes during the six months ended June 30, 2001 and 2000 due to net operating losses in both periods.

Liquidity and Capital Resources

             Net cash used in operating activities was $11.9 million, which resulted primarily from the $32.7 million operating loss and the $3.0 million payments made by Styleclick on its prepaid expense accounts and accounts payable.  Such operating loss and cash payments were offset by a decrease in accounts receivable ($0.8 million), a decrease in inventories ($5.7 million), a decrease in other asset accounts ($1.3million), an increase in accrued liabilities ($4.3 million) and five non-cash expense items: depreciation and amortization ($3.0 million), the write-off of capitalized software costs ($4.3 million), the write-off of goodwill ($0.9 million), the write-off of deferred advertising and promotion ($2.0 million) and the loss of disposition of fixed assets ($1.6 million).  Additionally, cash used in connection with investing activities for capital expenditures was $2.7 million in the first six months of 2001.

             In March 2001, Styleclick received a revolving line of credit for $15 million from USAi.  The term of the credit line is 18 months and carries an interest rate of USAi’s average blended cost of borrowing.  The credit line can be drawn against only with the approval of Styleclick’s Board of Directors. As of June 30, 2001, no borrowing against this line of credit had been made.

             In May 2001, Styleclick entered into a services agreement with ECS.  Pursuant to the services agreement, ECS will provide certain merchandising, business operations and financial services to Styleclick at cost. Styleclick anticipates that all covered functions will be transitioned to ECS by July 31, 2001.  Styleclick expects that the agreement will reduce its operating expenses on a going-forward basis.              During the second quarter of 2001, Styleclick incurred a $10.6 million of restructuring expenses.  These expenses are expected to be non-recurring.  As such, it is anticipated that Styleclick’s operating expenses will be significantly lower in the foreseeable future.

             Styleclick has experienced significant operating losses and used significant cash in operations in the past two years.  In addition, as part of Styleclick’s purchase of the technology platform of MVP.com and the hiring of certain former employees of MVP.com, Styleclick is committed to expending certain resources.  These include, but are not limited to, salaries, operating expenses, technology development costs and capital expenditures.  While the specific amount of this commitment is not fully known at this time, the Company believes that cash on hand plus the credit line should be sufficient to fund its operating activities through at least the first quarter of 2002.  Styleclick does not currently anticipate that it will be profitable or generate positive cash flow during 2001.  Consequently, Styleclick intends to focus on generating revenues without the necessity of reducing expenses and other actions to achieve a positive cash flow as quickly as possible.  However, if Styleclick’s does not achieve these goals it may require additional capital at an earlier date.  USAi is under no obligation to provide additional capital, and Styleclick cannot ensure that it will be able to obtain additional capital on favorable terms or at all.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

None.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

             From time to time Styleclick may be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by Styleclick.  In addition, litigation may be necessary in the future to enforce Styleclick’s intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others.  This litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm Styleclick’s business.

             Loevner

             On February 8, 1999, Internet Shopping Network, LLC (“ISN”) filed a Demand for Arbitration with the office of the American Arbitration Association in Orlando, Florida.  ISN commenced this arbitration to settle disputes arising out of claims by ISN’s former CEO and president, Kirk Loevner, following the termination of his employment on or about August 10, 1998.  Mr. Loevner claims entitlement to options on 250,000 shares of stock of Internet Shopping Network, Inc.

             Mr. Loevner responded by initiating an action against the Company in Santa Clara County Superior Court on March 5, 1999, titled Loevner v. Internet Shopping Network LLC, Case No. CV 780394.  Mr. Loevner's complaint sought an unspecified amount of compensatory damages, penalties under the Labor Code, punitive damages, and attorney's fees and costs.  On April 5, 1999, ISN petitioned the Court to compel arbitration and stay the litigation pursuant to Mr. Loevner's employment agreement.  The Santa Clara Superior Court denied ISN’s petition on September 14, 1999.  ISN appealed, and on November 9, 2000, the California Court of Appeal overruled the Superior Court's denial of ISN’s petition to compel arbitration.

             On December 19, 2000, Mr. Loevner filed a petition for review in the California Supreme Court.  The California Supreme Court granted review, but deferred further action pending the United States Supreme Court's decision on a related issue involving the Federal Arbitration Act.  On March 21, 2001, the United States Supreme Court announced its decision applying the Federal Arbitration Act to contracts of employment.  On June 29, 2001, the Santa Clara Superior Court granted ISN’s petition to compel arbitration.  Although it is impossible to opine as to the ultimate outcome of this matter, Styleclick believes that Mr. Loevner's claims are without merit, and it intends vigorously to defend against Mr. Loevner's allegations in this matter.

             Freedman

             On May 4, 2001, each of Lee Freedman and Joyce Freedman filed a claim with the State Labor Commissioner of the State of California, asking for 36 weeks paid vacation and 2 weeks severance each, in an aggregate dollar amount of $185,769.36 for Joyce Freedman and $100,961.70 for Lee Freedman.  Joyce Freedman was the Chief Executive Officer of Styleclick.com and Lee Freedman was the Chief Financial Officer of Styleclick.com.  Each of the Freedmans is claiming three weeks vacation pay for each of the thirteen years he or she was employed by Styleclick.com or its predecessors.  Although it is impossible to opine as to the ultimate outcome of this matter, Styleclick believes that the Freedmans’ claims are without merit, and it intends vigorously to defend against the Freedmans’ allegations in this matter. Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders

             The Company’s 2001 Annual Meeting of Stockholders was held on June 13, 2001.

             At that meeting, the Company’s stockholders elected each of the following persons to serve as a director of the Company until the next Annual Meeting of Stockholders and thereafter until his or her successor is elected and qualified with the following votes for, withheld, abstained and broker non-votes:

Director	Yes Votes	Withhold Authority

Lisa Brown	235,576,221	80,369
Robert Halper	235,576,221	80,369
Julius Genachowski	235,576,221	80,369
Jonathan Miller	235,576,221	80,369
Leslie Saleson	235,576,221	80,369
Michael Sileck	235,576,221	80,369
Hamilton South	235,576,221	80,369
Deirdre Stanley	235,576,221	80,369
John Tinker	235,576,221	80,369

             In addition to the election of directors, the Company’s stockholders ratified the Company’s 2000 Stock Plan, the Company’s 2000 Directors’ Stock Option Plan, and the appointment by the Board of Directors of Ernst & Young LLP as independent auditors for the Company and its subsidiaries for the year ending December 31, 2001.  The stockholders ratified the 2000 Stock Plan with 231,283,019 votes in favor, 197,353 votes against, 20,105 votes abstaining and 4,146,113 broker non-votes.  The stockholders ratified the 2000 Directors’ Stock Option Plan with 231,275,727 votes in favor, 198,545 votes against, 26,205 votes abstaining and 4,146,113 broker non-votes.  The stockholders ratified the appointment of Ernst & Young LLP with 235,616,813 votes in favor, 10,552 votes against, 19,225 votes abstaining and 0 broker non-votes. Item 6.               Exhibits and Reports on Form 8-K

(a)	Exhibits
None
(b)	Reports on Form 8-K
On April 23, 2001, Styleclick filed a report on Form 8-K. The items reported were Item
5– "Other Events" and Item 7(c) - "Exhibits."

             * Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Styleclick, Inc.

Date: August 14, 2001	By:	/s/ LISA BROWN
Lisa Brown
Chairman of the Board and
Chief Executive Officer

/s/ ROBERT HALPER
Robert Halper
President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number                         Description

None

             * Filed herewith