Form 10-Q
period 2001-09-30
STYLECLICK INC
filed 2001-11-14
CIK 1109705

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-33194


                                STYLECLICK, INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                    13-4106745
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

111 E. Wacker Dr. Chicago, IL                              60601
-----------------------------                   ----------------------------
 (Address of principal executive offices)               (Zip Code)

                                 (312) 856-1081
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

The number of outstanding shares of the registrant's Common Stock as of September 30, 2001, was:

                  Class A common stock                 8,980,124*
                  Class B common stock                23,039,706
                                                     ------------
                                                      32,019,830
                                                     ============

*Includes 1,000,000 shares of restricted stock subject to vesting. Only Class A common stock is publicly traded.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                Styleclick, Inc.
                            Condensed Balance Sheets
                        (in thousands, except share data)

                                                                           September    December
                                                                           30, 2001     31, 2000
                                                                          ----------   ----------
                                                                         (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                              $     470    $  16,201
   Accounts receivable, net of allowance of $158 and $700, respectively          37          891
   Inventories, net                                                           1,096        7,057
   Deferred advertising and promotion                                         3,000        3,657
   Prepaid expenses and other current assets                                    655          627
   Due from related parties                                                     625           --
                                                                          ----------   ----------
Total current assets                                                          5,883       28,433
Property and equipment, net of accumulated depreciation
   of $5,973 and $13,238, respectively                                        3,709       13,947
Goodwill, net                                                                    --        1,000
Deferred advertising and promotion, non-current                               7,000        8,315
Other assets                                                                     46           75
                                                                          ----------   ----------
   Total assets                                                           $  16,638    $  51,320
                                                                          ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $   1,612    $   2,754
   Accrued liabilities                                                        2,717        2,291
   Deferred income                                                               --          177
   Due to related parties                                                     8,453        4,171
                                                                          ----------   ----------
Total current liabilities                                                    12,782        9,393

Stockholders' equity:
   Preferred stock--$0.01 par value; authorized 25,000,000
   shares, none issued and outstanding                                           --           --
   Class A common stock--$0.01 par value, 150,000,000
   shares authorized, 8,980,124 and 7,975,053 issued
   and outstanding, respectively                                                 90           80
   Class B common stock--$0.01 par value, 112,500,000
   shares authorized, 23,039,706 issued and outstanding                         230          230
   Deferred employee compensation                                              (956)          --
   Additional paid in capital                                               336,680      335,582
Accumulated deficit                                                        (332,188)    (293,965)
                                                                          ----------   ----------
Total stockholders' equity                                                    3,856       41,927
                                                                          ----------   ----------
Total liabilities and stockholders' equity                                $  16,638    $  51,320
                                                                          ==========   ==========

                See accompanying notes to financial statements.

                                          Styleclick, Inc.
                                 Condensed Statements of Operations
                                             (Unaudited)

                                                       Three Months Ended Sept 30,     Nine Months Ended Sept 30,
                                                          2001             2000           2001             2000
                                                      -------------   -------------   -------------   -------------
                                                                    (in thousands, except share data)

Net revenues
 Product sales                                        $          9    $      4,351    $      4,060    $     14,677
 Service revenues                                              892             796           3,299             796
                                                      -------------   -------------   -------------   -------------
                                                               901           5,147           7,359          15,473

Cost of sales
 Product sales                                                  --           4,246           7,444          14,834
 Service revenues                                              403              28           2,307              28
                                                      -------------   -------------   -------------   -------------
                                                                 0           4,274           9,751          14,862

Gross profit (loss)                                            498             873          (2,392)            611

Operating costs and expenses:
 Selling and marketing                                          85           1,066             969           4,924
 Product development costs                                   1,438           1,287           4,917           3,335
 General and administrative                                    785           5,810           9,875          13,720
 Write-off of capitalized software costs                        --              --             878           2,260
 Write-off of deferred advertising and promotion                --              --           1,972              --
 Depreciation                                                1,017           1,399           4,066           4,281
 Amortization of goodwill                                       --           9,473              97           9,473
 Restructuring charges                                       2,727              --          13,279              --
                                                      -------------   -------------   -------------   -------------
                Total operating costs and expenses           6,052          19,035          36,053          37,993
                                                      -------------   -------------   -------------   -------------
Operating loss                                              (5,554)        (18,162)        (38,445)        (37,382)
Other income, net                                              (13)            (70)            222             (69)
                                                      -------------   -------------   -------------   -------------
Net loss                                                    (5,567)   $    (18,232)        (38,223)   $    (37,451)
                                                      =============   =============   =============   =============

Basic and diluted loss per share                      $      (0.17)   $      (0.65)   $      (1.19)   $      (1.63)
                                                      =============   =============   =============   =============

Basic and diluted weighted average common
shares outstanding                                      32,019,830      27,892,127      32,019,830      22,964,672
                                                      =============   =============   =============   =============

                           See accompanying notes to financial statements.

                                                 2

                                Styleclick, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                               (in thousands)
                                                             2001        2000
                                                           ---------   ---------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                   $(38,223)   $(37,451)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                            4,066       4,281
     Amortization and Write-off of goodwill                   1,000       9,473
     Write-off of capitalized software costs                  6,961       2,260
     Write-off of deferred advertising and promotion          1,972          --
     Loss on disposition of fixed assets                      1,562         374
     Amortization of deferred compensation                      129          --
     Changes in operating assets and liabilities:
       Accounts receivable                                      854         687
       Inventories                                            5,961       2,975
       Prepaid expenses and other current assets             (1,333)        (78)
       Accounts payable                                      (1,142)     (4,578)
       Deferred income                                         (177)       (190)
       Due to related parties                                 3,657       3,322
       Accrued liabilities                                      426      (3,427)
       Other, net                                             1,344          52
                                                           ---------   ---------
Net cash used in operating activities                       (12,943)    (22,300)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures                                         (2,801)       (407)
                                                           ---------   ---------
Net cash used in investing activities                        (2,801)       (350)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of bridge loan to USAi                                        (10,235)
Stock options exercised                                                     232
Proceeds from issuance of common stock                           13          --
Capital contributed by USANi  LLC                                --      59,976
                                                           ---------   ---------
Net cash provided by financing activities                        13      49,973

Net decrease in cash and cash equivalents                   (15,731)     27,266
                                                           ---------   ---------
Cash and cash equivalents at beginning of period             16,201           9
                                                           ---------   ---------
Cash and cash equivalents at end of period                 $    470    $ 27,275
                                                           =========   =========

                 See accompanying notes to financial statements.

                                Styleclick, Inc.
                     Notes to Condensed Financial Statements

1. BASIS OF PRESENTATION: RECENT ACCOUNTING PRONOUNCEMENTS
                          --------------------------------

         The accompanying unaudited condensed financial statements of Styleclick, Inc. ("Styleclick") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consisted of normal recurring accruals with the exception of $2.7 million and $10.6 million restructuring charges recorded based on Styleclick's restructuring plan in the third and second quarters respectively. Operating results for the three-month and nine-month periods ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any future periods.

         The balance sheet at December 31, 2000 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to Styleclick's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC") on April 2, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," effective June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The company plans to adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During or by 2002, Styleclick will perform the first of the required impairment tests for goodwill and indefinite lived intangible assets recorded at January 1, 2002. Styleclick does not expect that these tests will have any effect on the results of operations and financial position of Styleclick.


2. NEW ORGANIZATION

         In March 2001, Styleclick announced certain changes including a new company organization designed to advance its offering of scalable commerce services. The announcement included disclosure of Styleclick's purchase, as part of a liquidation, of certain assets formerly held by MVP.com, Inc. ("MVP.com"), a former provider of e-commerce services located in Chicago, Illinois, including the hardware and proprietary software comprising its technology platform. In May of 2001 as part of the Styleclick restructuring plan the company began to transition all web site development and operations to the former MVP.com platform. The transition is now complete.

3. RESTRUCTURING

         On May 14, 2001, Styleclick announced several changes to its operations including the consolidation of its operations at its Chicago site, the closing of the FirstAuction.com website, and the signing of a services agreement with USA Electronic Commerce Solutions L.L.C. ("ECS"). ECS is a wholly-owned subsidiary of Styleclick's majority shareholder, USA Networks, Inc. ("USAi")

         Following Styleclick's acquisition of the technology platform formerly owned by MVP.com, Styleclick operated in Los Angeles and Chicago, with distinct technology platforms at each location. The consolidation of all operations at Styleclick's Chicago offices is now complete, and operations at Styleclick's Los Angeles premises are now closed.

         All of Styleclick's operations are now focused on its core business model: enabling e-commerce for third parties.

         In May 2001, Styleclick entered into a services agreement with ECS. Pursuant to the services agreement, ECS will provide certain merchandising, business operations and financial services to Styleclick at cost. As of September 30, 2001 all these functions have been transitioned to ECS pursuant to the services agreement. Also pursuant to the services agreement, ECS has agreed to use its reasonable efforts, as determined by ECS, to engage Styleclick to provide to ECS's non-affiliated customers technological services of the type provided by Styleclick to third parties to the extent that Styleclick has the capacity to provide such services itself in a timely manner. Compensation to be paid to Styleclick in respect of such services shall be negotiated by the parties in good faith prior to Styleclick's engagement. However, Styleclick cannot be certain that ECS will use Styleclick's services in any particular instance or at all.

         In conjunction with the restructuring announced by Styleclick in May 2001, Styleclick incurred $10.6 million of restructuring expenses during the second quarter of 2001. In addition, Styleclick incurred $2.7 million in restructuring expense in the third quarter ended September 30, 2001 which consisted primarily of the disposition of fixed assets that are not compatible with the new platform. $1.65 million of accrued expenses related to the restructuring remains in the September 30, 2001 balance sheet.

4. RELATED PARTY TRANSACTIONS

         In connection with the new company organization, Styleclick received a revolving line of credit for $15 million from USAi. The term of the credit line is 18 months and carries an interest rate of USAi's average blended cost of borrowing. The credit line can be drawn against only with the approval of Styleclick's Board of Directors. As of September 30, 2001, Styleclick had borrowed $8 million against this line of credit. The actual interest charged to Styleclick is currently libor plus .75%.

         During the three months ending September 30, 2001, ECS accounted for $.78 million of Styleclick's services revenue.

5. LITIGATION

LOEVNER

         Internet Shopping Network, LLC ("ISN"), a wholly-owned subsidiary of Styleclick, is a party to arbitration in the State of Florida with respect to certain claims by ISN's former CEO and president, Kirk Loevner, following the termination of his employment. Mr. Loevner claims entitlement to options on

250,000 shares of stock of Internet Shopping Network, Inc., among other claims. Mr. Loevner seeks damages which, if awarded, would have a material adverse effect on Styleclick. Styleclick is vigorously defending against the allegations, but can give no assurances that it will not incur material damages in connection therewith.

FREEDMANS

         In the previously reported claims filed by each of Lee Freedman and Joyce Freedman with the State Labor Commissioner of the State of California, the following matters have occurred since Styleclick's last disclosure in Styleclick's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2001: on October 4, 2001, the Office of the State Labor Commissioner of the State of California dismissed the Freedmans' claims without prejudice.

                                Styleclick, Inc.
                     Notes to Condensed Financial Statements

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

         Recent changes in Styleclick's business model make the prediction of future operating results difficult, although Styleclick expects to incur net losses for the foreseeable future. As part of its evolving strategy, Styleclick may decide to reduce development and marketing costs associated with, shift the focus of, or substantially reduce its interest in, some or all of its operations, which may cause a decrease in Styleclick's anticipated revenue or net income. Styleclick intends to continue to explore ways to reduce expenses and increase efficiencies.

         During the three months ended September 30, 2001, the majority, or 87.5% of Styleclick's revenues came from ECS as a customer of Styleclick with respect to Styleclick's provision of services to three of ECS's customers:
NASCAR, CBS/Sportsline and PGA Tour. While Styleclick continues to seek opportunities with additional third party customers, in addition to seeking opportunities to expand Styleclick's role as a vendor to ECS for services provided to ECS's customers, Styleclick is dependent on, and may become increasingly dependent upon, ECS's ability to sell services, including the services provided by Styleclick, to ECS's existing and future customers. Because ECS engages the services of Styleclick on a project-by-project basis and is under no obligation, contractual or otherwise, to engage such services in the future, except as described in the following sentence, Styleclick cannot be certain that ECS will continue to use Styleclick's services at the level anticipated by Styleclick or at all. Pursuant to the services agreement between ECS and Styleclick, ECS has agreed to use its reasonable efforts, as determined by ECS, to engage Styleclick to provide to ECS's non-affiliated customers technological services of the type provided by Styleclick to third parties to the extent that Styleclick has the capacity to provide such services itself in a timely manner. ECS's inability to achieve anticipated sales levels, or its decision not to utilize the services of Styleclick, could have a material adverse effect on Styleclick's business, financial condition and results of operations.

         In connection with its increased focus on its e-commerce service provider business, Styleclick has closed down its only two retail websites, FirstJewelry.com (in March 2001) and FirstAuction.com (in May 2001) and is in the process of selling its inventory on hand through liquidation channels.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUE AND GROSS PROFIT (LOSS)

         Net revenues decreased by $4.2 million, or 83%, to $.9 million for the three months ended September 30, 2001, from $5.1 million for the three months ended September 30, 2000. This decrease is primarily attributable to the decrease of $4.3 in merchandise sales. The decrease in merchandise sales is primarily due to Styleclick's transitioning out of the business-to-consumer market in the 2001 period.

         Gross profit decreased $.4 million for the three month periods ended September 30, 2001 and 2000, primarily due to the reduction in merchandise sales.

OPERATING COSTS AND EXPENSES

         Total operating costs and expenses decreased by $13.0 million, or 68%, to $6.1 million for the three months ended September 30, 2001, from $19 million for the corresponding period in 2000. The decrease is primarily due to the $5.0 million decrease in general and administrative expenses, the $1.0 million decrease in selling and marketing expenses and the $.4 million decrease in depreciation expense, as well as the $9.4 million decrease in amortization of goodwill, offset by the $2.7 million increase in restructuring costs. The reduction in general and administrative expenses is primarily due to the reduction of headcount, the transfer of Styleclick's e-commerce services to the technology platform formerly owned by MVP.com and the relocation of business operations from Styleclick's former premises in Los Angeles to its Chicago offices. The reduction in selling and marketing expenses is primarily due to the transition from merchandise sales to a fee for services model. The reduction in depreciation expense is primarily due to the disposal of assets related to the restructuring. The restructuring costs are associated with Styleclick's announced restructuring plan in the 2001 period, whereas no such expenses occurred in the 2000 period. The restructuring costs include a $2.65 million loss on disposition of fixed assets, and a $.35 million write-off of office expenses related to the future termination of office lease agreements and remaining severance payments to separated employees.

         Net loss decreased by $12.7 million, or 70%, to $5.5 million for the three months ended September 30, 2001, from $18.2 million for the three months ended September 30, 2000, primarily due to decreased operating expenses.

         Styleclick recorded no provision for income taxes during the three months ended September 30, 2001 and 2000 due to net operating losses in both periods.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUE AND GROSS LOSS

         Net revenues decreased by $8.1 million, or 53%, to $7.4 million for the nine months ended September 30, 2001, from $15.5 million for the corresponding period in 2000. The decrease is primarily due to the $12.7 million decrease in merchandise sales, offset by the $2.5 million increase in service revenues . The decrease in merchandise sales is primarily due to Styleclick's transitioning out of the business-to-consumer market in the 2001 period.

         Gross loss increased by $3 million to $2.4 million for the nine-month period ended September 30, 2001 from a gross profit of $.6 million in the corresponding period in 2000. The increase is primarily due to a $3.4 million loss increase from merchandise sales, offset by a $1 million gross profit generated from Styleclick's service revenues.

OPERATING COSTS AND EXPENSES

         Total operating costs and expenses increased by $1.8 million, to $36 million for the nine months ended September 30, 2001, from $38 million for the corresponding period in 2000. The increase is primarily due to the $13.3 million of restructuring costs and the $3.8 million increase in product development costs, offset by the $4.0 million decrease in selling and marketing expenses and the $3.8 million decrease in general and administrative expenses, as well as the $9.4 million decrease in amortization of goodwill. The restructuring expenses are associated with Styleclick's announced restructuring plan in the 2001 period whereas no such expenses occurred in the 2000 period. The write-off of capitalized software decreased $1.4 million in the 2001 period compared to the 2000 period. The increase included $13.3 million of restructuring expenses associated with Styleclick's announced restructuring plan in the 2001 period whereas no such expenses occurred in the 2000 period.

         During the nine months ended September 30, 2001, Styleclick executed its exit plan related to the company's restructuring from merchandise sales to providing fee based e-commerce services. The exit plan included the shut down of all west coast operations which included all merchandise sales related web sites, the closing of two physical properties in Los Angeles, the termination of all Los Angeles employees, and the transition of all operations to Styleclick Chicago. The $13.3 million restructuring expenses includes a $3.4 million write-off of capitalized software development costs, a $4.2 million disposition of fixed assets (primarily leasehold improvements and obsolete equipment), a $1.6 million accrued office lease expense related to the future termination of office lease agreements, a $2.8 million employee termination expense, a $0.9 million write-off of goodwill and a total of $0.4 million expense primarily related to the termination of several existing business contracts. To date, $1.65 million related to the restructuring are accrued and will be applied as incurred. The increase in product development costs is primarily due to an increased headcount in the first six months of the nine-month period ended September 30, 2001 as compared to the 2000 period. The decrease in selling and marketing expense reflected Styleclick's reduced spending on advertising of Styleclick's Internet shopping websites, which are now closed. The decrease in general and administrative costs are directly related to the reduction in headcount and the relocation of business activity to the former MVP.com platform in Chicago, as well as the transition related to the services agreement signed on May 14, 2001 with USA Electronic Commerce Solutions LLC.

         Net loss increased by $.8 million, or 2%, to $38.2 million for the nine months ended September 30, 2001, from $37.4 million in the corresponding period in 2000, primarily due to the decreased costs of operations offset by restructuring expenses.

         Styleclick recorded no provision for income taxes during the nine months ended September 30, 2001 and 2000 due to net operating losses in both periods.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, Styleclick had cash and cash equivalents of $.5 million.

         Net cash used in operating activities was $12.9 million during the nine months ended September 30, 2001, which resulted primarily from the $38.2 million operating loss and the $2.5 million payments made by Styleclick on its prepaid expense accounts and accounts payable. Such operating loss and cash payments were offset by a decrease in accounts receivable ($0.9 million), a decrease in inventories ($6.0 million), a decrease in other asset accounts ($1.3 million), an increase in accrued liabilities ($4.1 million) and five non-cash expense items: depreciation and amortization ($4.1 million), the write-off of capitalized software costs and disposal of fixed assets of ($8.5 million), the write-off of goodwill ($0.9 million), the write-off of deferred advertising and promotion ($2.0 million). Additionally, cash used in connection with investing activities for capital expenditures was $2.8 million in the first nine months of 2001.

         In March 2001, Styleclick received a revolving line of credit for $15 million from USAi. The term of the credit line is 18 months and carries an interest rate of USAi's average blended cost of borrowing. The credit line can be drawn against only with the approval of Styleclick's Board of Directors. As of September 30, 2001, Styleclick had borrowed $8 million against this line of credit.

         During the third quarter of 2001, Styleclick incurred an additional $2.7 million of restructuring expenses. These expenses are expected to be non-recurring. As such, it is anticipated that Styleclick's operating expenses will be significantly lower in the foreseeable future.

         Styleclick has experienced significant operating losses and used significant cash in operations in the past two years. In addition, as part of Styleclick's purchase of the technology platform formerly held by MVP.com and the hiring of certain former employees of MVP.com, Styleclick has made a business decision to expend certain resources. These include, but are not limited to, salaries, operating expenses, technology development costs and capital expenditures. While the specific amount of such expenditures are not fully known at this time, Styleclick believes that cash on hand plus the credit line should be sufficient to fund its operating activities through at least the third quarter of 2002. Styleclick does not currently anticipate that it will be profitable or generate positive cash flow during 2001. Consequently, Styleclick intends to focus on generating revenues without the necessity of reducing expenses and other actions to achieve a positive cash flow as quickly as possible. However, if Styleclick does not achieve these goals it may require additional capital at an earlier date. USAi is under no obligation to provide additional capital, and Styleclick cannot ensure that it will be able to obtain additional capital on favorable terms or at all.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk
        ------------------------------------------------------


[None]

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

         Styleclick is from time to time party to various legal proceedings arising in the ordinary course of it s business.

LOEVNER

         In the previously reported matter regarding Internet Shopping Network LLC ("ISN") and its former ISN President Kirk Loevner, the following matters have occurred since Styleclick's last disclosure in Styleclick's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2001: Loevner has responded to the orders compelling arbitration by filing counterclaims against ISN and others in the arbitration proceeding that ISN had previously initiated before the American Arbitration Association. As against ISN, Loevner has asserted claims for: declaratory relief that he has vested in the options and that ISN has violated the California Labor Code; breach of the option agreement (for which he purports to have been damaged in an estimated amount of more than $10,000,000); breach of employment agreement; conversion; fraud; and securities fraud. He seeks declaratory relief, compensatory damages, penalties under the Labor Code, punitive damages, attorney's fees and costs. While an arbitration date for in or about February 2003 has tentatively been discussed amongst the parties and the arbitrator, the arbitration hearing date has not been confirmed. Styleclick is vigorously defending against the allegations, but can give no assurances that it will not incur material damages in connection therewith.

Freedman

         In the previously reported claims filed by each of Lee Freedman and Joyce Freedman with the State Labor Commissioner of the State of California, the following matters have occurred since Styleclick's last disclosure in Styleclick's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2001: on October 4, 2001, the Office of the State Labor Commissioner of the State of California dismissed the Freedmans' claims without prejudice.



Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

 ------------ ----------------------------------------------------- --------
 Exhibit No.   Exhibit Title                                         Notes
 ------------ ----------------------------------------------------- --------

 10.1         Credit Agreement between USA Networks, Inc. and
              Styleclick, Inc., dated July 27, 2001.
 ------------ ----------------------------------------------------- --------


         (b) Reports on Form 8-K

         On July 25, 2001, Styleclick filed a Current Report on Form 8-K. The items reported were Item 5 - "Other Events" and Item 7(c) - "Exhibits".

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Styleclick, Inc.


Date: November 13, 2001                       By: /s/  LISA BROWN
                                                  ------------------------------
                                                  Lisa Brown
                                                  Chief Executive Officer
                                                  (Principle Executive Officer)

                                                  /s/  Robert Halper
                                                  ------------------------------
                                                  Robert Halper
                                                  Chief Financial Officer
                                                  (Principle Financial and
                                                   Accounting Officer)