Form 10-K
period 2001-12-31
STYLECLICK INC
filed 2002-04-01
CIK 1109705

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission file number 0-31043

STYLECLICK, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4106745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
111. E. Wacker Drive, Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (312) 856-1081

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered:
Class A Common Stock	None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sect. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $2,944,871 based on the average bid and asked prices of $0.33 per share as quoted on the OTC Bulletin Board on March 26, 2002. The number of outstanding shares of the registrant's common stock as of March 26, 2002, was:

Class A common stock	9,872,653	*

Class B common stock	23,039,706

	32,912,359

*Includes
948,000 shares of restricted stock subject to vesting.

Only Class A common stock is publicly traded.

Documents Incorporated by Reference:

        Portions of the Registrant's proxy statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

STYLECLICK, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 31, 2001

PART I

Item 1. Business

Corporate Overview

        Styleclick, Inc. ("Styleclick" or the "Company") is a provider of electronic commerce (e-commerce) technologies and services enabling its customers to sell their products online. Styleclick's offerings include website design, development and hosting, product imaging, online sales and merchandising technologies. Styleclick integrates its online storefront application and merchandising and inventory management technology with reporting systems and back-end fulfillment and customer care to create commerce-driven offerings to help clients expand sales to customers across the Web. Styleclick's technology platform leverages a central CRM-driven database for consumer profiling and direct marketing capabilities.

        Styleclick was incorporated in Delaware on March 22, 2000 by USANi Sub LLC, a subsidiary of USA Networks, Inc. ("USA"), in connection with the merger of Styleclick.com Inc. ("Styleclick.com") and Internet Shopping Network LLC ("ISN"), a subsidiary of USA prior to the merger. Upon consummation of the merger, which was completed on July 27, 2000, Styleclick.com and ISN became wholly-owned subsidiaries of Styleclick, and Styleclick became a majority-owned subsidiary of USA.

        Styleclick's capital stock currently consists of Class A common stock and Class B common stock. All of the outstanding shares of Styleclick's Class B common stock are held by USA. Subject to certain conditions, each share of Class B common stock is convertible into one share of Class A common stock. Except as otherwise provided by applicable law, each share of Class B common stock has 10 votes on any matter submitted to a vote of Styleclick's stockholders and each share of Class A common stock has one vote on any matter submitted to a vote of its stockholders.

        USA currently holds approximately 72% of Styleclick's outstanding capital stock and approximately 96% of the total voting power of Styleclick. As a result, USA is effectively able to control the outcome of nearly all matters submitted to a vote of Styleclick's stockholders.

        In 2001, Styleclick began to focus on e-commerce services and technology while eliminating its online consumer retail business. During this transition, Styleclick continued to incur significant net losses from continuing operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Styleclick is considering its options with respect to the situation.

        In March 2001, Styleclick announced certain changes including a new company organization designed to advance its offering of scalable commerce services. At that time, Styleclick announced that its Board of Directors had elected Lisa Brown to the office of Chief Executive Officer of Styleclick and Robert Halper to the office of President and Chief Operating Officer of Styleclick. Ms. Brown also serves as Chief Executive Officer and President of USA Electronic Commerce Solutions LLC ("ECS"), a wholly-owned subsidiary of USA, and Mr. Halper also serves as Executive Vice President, Operations and Finance, of ECS.

        Also in conjunction with the new company organization, Styleclick received a revolving line of credit for $15 million from USA. As of March 26, 2002, Styleclick had drawn down $12 million under the line of credit, including $4 million which was drawn down on March 25, 2002. For additional information, please see the description under the heading "Relationship with USA".

        Styleclick entered into a services agreement with ECS that became effective on March 20, 2001. Pursuant to the services agreement, ECS provides certain business operations and financial services to Styleclick at market. As of September 30, 2001 all of these functions were transitioned to ECS pursuant to the services agreement. The services agreement is more fully described below under the heading "Relationship with USA".

        On January 25, 2002, Styleclick was delisted from NASDAQ and currently trades over the counter.

Forward-looking Statements

        This report contains "forward-looking statements" within the meaning of the securities laws. Styleclick has based these forward-looking statements on its current expectations and projections about future events, based on the information currently available to Styleclick. Such forward-looking statements are principally contained in the sections "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." The forward-looking statements include, among other things, statements relating to Styleclick's anticipated financial performance, business prospects, new developments, evolving business strategy and similar matters. These forward-looking statements are subject to risks, uncertainties and assumptions that may affect the operations, performance, development and results of Styleclick's business and include, but are not limited to, the following:

  •
  Styleclick continues to incur significant net losses from continuing operations that raise substantial doubt about its ability to continue as a going concern;

  •
  USA demands repayment of the principal and interest owing under the line of credit;

  •
  Styleclick's reliance on ECS;

  •
  Styleclick's evolving and unproven business model;

  •
  Competition from others;

  •
  Challenges to keep pace with changing technology; and

  •
  Conflicts of interest among Styleclick, on one hand, and USA and its affiliates, including without limitation ECS, on the other hand.

        Styleclick undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not be accurate.

Business Overview

        Styleclick provides e-commerce technologies and services enabling business customers to sell their products online. At the time of the merger, which was consummated on July 27, 2000, Styleclick.com and ISN were engaged in different but related Internet e-commerce businesses. Styleclick.com was primarily in the business of developing and selling technologies and services that enabled other companies to engage in e-commerce over the Internet, while ISN was principally a direct e-commerce retailer, operating two websites: FirstAuction.com and FirstJewelry.com. Also at the time of the merger, all of Styleclick's operations were located in Los Angeles, California.

        From the time of the merger through May 2001, Styleclick operated FirstAuction.com and FirstJewelry.com as retail websites, having combined the two in March 2001. These websites operated on Styleclick's Los Angeles-based technology platform. Styleclick discontinued these retail operations in May 2001. Since that time, Styleclick has focused its efforts solely on enabling e-commerce for third party businesses by providing them with technology and services.

        In March 2001, Styleclick acquired the hardware and proprietary software comprising the technology platform formerly owned by MVP.com (the "Chicago Platform"), a former provider of e-commerce services located in Chicago, Illinois, through a newly created wholly-owned subsidiary. In connection with this transaction, Styleclick also entered into employment agreements with certain key technologists responsible for developing the Chicago Platform. Following the acquisition, Styleclick initially launched two ECS-managed e-commerce storefronts, the PGA Tour and SportsLine.com, Inc. on the Chicago Platform. In March 2001, Styleclick commenced the transfer of its third-party businesses to the Chicago Platform and completed this transfer by July 31, 2001. Additionally, by

July 31, 2001, Styleclick consolidated all of its operations to offices in Chicago and closed its Los Angeles premises.

        Styleclick entered into a services agreement with ECS that became effective on March 20, 2001. Pursuant to the services agreement, ECS provides certain business operations and financial services to Styleclick at market. As of September 30, 2001 all of these functions were transitioned to ECS pursuant to the services agreement. The services agreement is more fully described below under the heading "Relationship with USA".

        Styleclick's evolving business model makes the prediction of future operating results difficult, and Styleclick expects to incur net losses for the foreseeable future. As part of its evolving strategy, Styleclick may decide to reduce the development and marketing cost associated with, shift the focus of, or substantially reduce its interest in some or all of its operations, which may cause a decrease in Styleclick's anticipated revenue or increase net losses. Styleclick intends to continue to explore ways to reduce expenses and increase efficiencies.

        During Styleclick's transition since the second quarter of 2001 to focus on e-commerce services and technology, it has continued to incur significant net losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Styleclick is considering its options with respect to the situation.

Products and Services; Customers

        Styleclick provides e-commerce technology and services to companies in search of effective and profitable out-sourced online strategies. Styleclick offers such business clients a range of services and products, including website design and development; product imaging and presentation; merchandising; and online sales, visualization and merchandising technologies. Clients' websites are hosted on servers owned or leased by Styleclick and rely on a combination of third party and Styleclick proprietary technology to operate. Styleclick generates revenue from clients via service fees charged for such design, construction, operations and maintenance services.

        In addition, Styleclick provides services to ECS. ECS was Styleclick's largest customer during 2001. During the three months ended December 31, 2001, 98% of Styleclick's revenues came from ECS as a customer of Styleclick with respect to Styleclick's provision of services to four of ECS's third party customers: NASCAR, SportsLine.com, Inc., the PGA Tour and the NHL. ECS-related business accounted for 40% of Styleclick's 2001 revenues, and 80% of Styleclick's 2001 revenues exclusive of revenues attributable to FirstJewelry.com and FirstAuction.com, websites which Styleclick shut down in May 2001. Styleclick expects that ECS will continue to represent substantially all of Styleclick's revenue in 2002. Accordingly, Styleclick is dependent upon ECS's ability to sell services, including the services provided by Styleclick, to its existing and future customers. ECS's inability to achieve significant new sales or its decision not to utilize the services of Styleclick would have a material adverse effect on Styleclick's business, financial condition, and results of operations. The relationship between ECS and Styleclick is more fully described below under the heading "Relationship with USA".

Relationship with USA

        ECS engaged Styleclick to build the online stores for NASCAR, the PGA Tour, Sportsline.com, Inc. and the NHL as part of the overall services offered by ECS in connection with such websites. With respect to such stores, Styleclick provides ECS with various services which may include website design, development and hosting, product imaging, and online sales and merchandising.

        Styleclick entered into a services agreement with ECS that became effective on March 20, 2001. Pursuant to the services agreement, ECS provides certain business operations and financial services to Styleclick at market. As of September 30, 2001, all of these functions were transitioned to ECS pursuant to the services agreement. The services agreement expires on March 20, 2003 and ECS is under no obligation to renew the agreement on its current terms or at all. Pursuant to the services agreement, ECS has agreed to use its reasonable efforts, as determined by ECS, to engage Styleclick to provide ECS's non-affiliated customers with technological services of the type provided by Styleclick to third parties to the extent that Styleclick has the capability to provide such services itself in a timely manner. Compensation to be paid to Styleclick in respect of such services shall be negotiated by the parties in good faith prior to Styleclick's engagement. ECS was Styleclick's largest customer in 2001. Styleclick anticipates that ECS will represent substantially all of Styleclick's revenue in 2002, as a result of ECS's NASCAR, Sportsline.com, Inc., PGA Tour and NHL relationships. Although Styleclick and ECS continue to seek opportunities to expand Styleclick's role as a vendor of ECS, Styleclick can not ensure that ECS will successfully attract new clients or that it will engage Styleclick to provide services to it for any particular project or at all. Additionally, Styleclick continues to incur significant net losses from operations that could affect its ability to provide services to ECS in a timely manner, in which case ECS would have no obligation to use its reasonable efforts to engage Styleclick in connection with ECS's non-affiliated customers. ECS's inability to achieve significant new sales, or its decision not to utilize the services of Styleclick, would have a material adverse effect on Styleclick's business, financial condition and results of operations.

        Conflicts of interest may arise between Styleclick, on the one hand, and USA and its affiliates, including without limitation ECS, on the other hand, in areas relating to past, ongoing and future relationships, corporate opportunities, indemnity agreements, tax and intellectual property matters, potential acquisitions or financing transactions, sales or other dispositions by USA of shares of Styleclick common stock held by it, acquisitions by USA of additional shares of Styleclick common stock and the exercise by USA of its ability to control Styleclick's management and affairs. For example, USA is engaged in a diverse range of interactive and transactional based media businesses and these businesses may have interests that conflict or compete in some manner with Styleclick's business. In particular, ECS packages end-to-end e-commerce services for third parties, including commerce platform development, merchandising, database marketing, teleservicing, online customer care and fulfillment. Consequently, there is significant overlap in the services offered by ECS, a wholly-owned subsidiary of USA, and Styleclick. In addition, Lisa Brown serves both as Chief Executive Officer of Styleclick and as President and Chief Executive Officer of ECS, and Robert Halper serves both as President and Chief Operating Officer of Styleclick and as Executive Vice President, Operations and Finance, of ECS. However, USA and its affiliates, including ECS, are under no obligation to share any future business opportunities available to it with Styleclick, unless Delaware law requires them to do so, and Styleclick's certificate of incorporation specifically includes provisions that release USA from this obligation and any liability that would result from a breach of these obligations. There can be no assurance that any conflicts that may arise between Styleclick and USA or any of its affiliates, including ECS, any loss of a corporate opportunity to USA that may otherwise be available to Styleclick or any engagement by USA in any activity that is similar to Styleclick's business, will not harm Styleclick's business or negatively impact its financial condition or results of operations because these conflicts of interest or a loss of a corporate opportunity could result in a loss of customers and, therefore, revenue.

        In connection with the new organization, Styleclick received a revolving line of credit for $15 million from USA. The credit line matures on January 26, 2003, or, at USA's option, anytime thereafter. The line of credit carries an interest rate of USA's average blended cost of borrowing, currently LIBOR plus .75%. The credit line can be drawn against only with the approval of Styleclick's Board of Directors, and Styleclick can not ensure that any such approval will be given in the future. As of March 26, 2002, Styleclick had drawn down $12 million under the line of credit, including $4 million drawn down on March 25, 2002. The line of credit provides that USA has the right to declare the principal amount borrowed and unpaid, including interest thereon, immediately due and payable in the event of a "Material Adverse Change", which includes, among other things, an event, action or condition that would or is likely to materially adversely affect the business, operations, assets or condition (financial or otherwise) of Styleclick, or the ability of Styleclick to perform its obligations under the credit agreement. Styleclick continues to suffer significant net losses from continuing operations and currently does not have an operating plan that anticipates Styleclick being able to repay the amount borrowed under the credit agreement on the maturity date. In addition, Styleclick owes USA required monthly interest payments under the credit agreement. It is possible that USA could claim that Styleclick has suffered a "Material Adverse Change" and demand immediate repayment, which decision would have a material adverse effect on Styleclick's business, financial condition and results of operations. In addition, USA is not obligated to make any additional advances under the credit agreement if, among other reasons, a "Material Adverse Change" exists.

Competition

        Styleclick faces competition from companies that currently, or could readily, provide e-commerce services similar to those offered by Styleclick. Certain of Styleclick's competitors may be advantaged as compared to Styleclick with respect to technology, client lists, scale and access to capital. In addition, Styleclick potentially faces competition from companies that possess the technology and expertise necessary to effectively operate large-scale e-commerce businesses, but that may not currently offer such services to third-parties. Styleclick's challenges in meeting its obligations to its existing customers may make it difficult for Styleclick to attract or adequately service new customers. Styleclick believes that the principal competitive factors in this market are selection of goods, customer service, reliability of delivery, brand recognition, website convenience and accessibility, price, quality of search tools and system reliability. There can be no assurance that Styleclick will be able to compete successfully against current and future competitors.

Technologies

        Styleclick believes that its technology provides capabilities in conducting electronic commerce over the Internet, including:

  •
  Website Management—the ability to manage the creation of Internet websites and update product information on these websites with a minimum amount of programming effort;

  •
  Content Management—the ability to create, update and place product information;

  •
  Database Creation—the ability to create and update searchable databases;

  •
  Presentation—the ability to manage, search and display digital product information in a way that allows compatible search engines to become aware of, and match content against, user searches; and

  •
  Distributed electronic commerce—the ability to deliver images of, and information and related commentary about, products and to complete a sales transaction within a website.

        Currently, Styleclick's technology development focuses on:

  •
  developing real-time merchandising tools;

  •
  strengthening its order management capabilities; and

  •
  creating a scalable and sufficiently open architecture to accommodate easy integration with multiple fulfillment and customer service systems.

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

Data Centers

        Styleclick's hardware is currently located in two sites in Chicago, one of which is a data center hosted by Level 3 Communications, Inc. Styleclick believes that it has the ability to expand its hardware capacity and maintain a secure environment.

Intellectual Property and Proprietary Rights

        Styleclick maintains certain technologies as proprietary and seeks to protect them under existing United States and international laws relating to the protection of intellectual property. Styleclick also utilizes contractual restrictions in an effort to protect its intellectual property, including confidentiality and invention assignment and nondisclosure agreements with its partners, employees, contractors and suppliers. Styleclick pursues the registration of certain of its key trademarks and service marks in the United States and internationally.

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

Regulation

        Although there are currently relatively few laws and regulations directly applicable to the protections of consumers with respect to Internet commerce, the Federal Trade Commission and state and local legislative bodies are debating many proposed new Internet related laws and regulations, covering, among other things, permissible online content and user privacy (including the collection, use, retention and transmission of personal information provided by an online user) and it is possible that legislation will be enacted in this area. Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies.

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

        Federal legislation imposing some limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, as this legislation is known, imposed a three-year moratorium on state and local taxes on Internet access (unless these taxes were in effect prior to October 1, 1998) but only where these taxes are multiple or discriminatory on electronic commerce. The legislation was renewed in November 2001 for an additional two years, thereby extending the moratorium until November 2003. Failure to renew the legislation again, however, could allow state and local governments to impose taxes on Internet-based sales, and these taxes could hurt Styleclick's business.

Employees

        As of December 31, 2001, Styleclick employed 63 full-time employees, including 2 in sales and marketing, 9 in product development and systems, 46 in operations, and 6 in executive areas. None of Styleclick's employees are represented by a labor union, and Styleclick has never experienced a work stoppage. Styleclick believes its employee relations are good.

Item 2. Properties

        Styleclick's headquarters are in Chicago, Illinois, where it leases 10,500 square feet under a lease expiring in 2006. In addition, Styleclick leases approximately 120 square feet in New York, New York for a sales representative under a month-to-month arrangement with ECS. Styleclick also leases a 23,000 square feet facility in Culver City, California under a lease expiring in 2006, a 4,800 square foot facility in High Point, North Carolina under a lease that expires in 2004, and an additional 10,000 square feet in Los Angeles, under a lease expiring in 2002, each of which it subleases to third parties. Styleclick believes that its leased properties are adequate and suitable for its current and foreseeable business needs.

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

  Loevner

        ISN is a party to arbitration in the State of Florida with respect to certain claims by ISN's former CEO and President, Kirk Loevner, following the termination of his employment. Mr. Loevner claims entitlement to options on 250,000 shares of stock of Internet Shopping Network, Inc., among other claims. Mr. Loevner seeks damages of up to approximately $10,000,000, which, if awarded, would have a material adverse effect on Styleclick. Styleclick is vigorously defending against the allegations, but can give no assurances that it will not incur material costs and damages in connection therewith.

Fagen

        On November 7, 2001, Michael Fagen, former VP of Sales for Styleclick, filed a complaint in New York State Supreme Court against Styleclick and certain officers and affiliates of Styleclick. The complaint seeks damages of up to approximately $480,000, which if awarded, would have a material adverse effect on Styleclick. The complaint makes allegations against one or more of the defendants for fraudulent inducement to contract, breach of contract, unpaid wages and wrongful termination. It is the defendants' position that the claims made in the complaint are without merit and the defendants are vigorously defending the lawsuit. However, given the uncertainty of litigation generally, Styleclick can give no assurances that it will not incur material damages in connection therewith.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Trading Prices of Securities

        Following the merger of Styleclick.com and ISN on July 27, 2000, Styleclick's Class A common stock was quoted on the NASDAQ National Market under the symbol "IBUY", until January 25, 2002, when the stock was delisted by NASDAQ and began trading over the counter under the symbol "IBUYA". There is no established public trading market for Styleclick's Class B common stock. The following table sets forth the high and low sales prices per share for Styleclick's Class A common stock for the period from July 27, 2000 to December 31, 2001:

	Sales Prices
	High	Low
Year Ended December 31, 2001
1st Quarter	$5.50	$0.97
2nd Quarter	$1.65	$0.67
3rd Quarter	$1.50	$0.55
4th Quarter	$0.85	$0.14
Year Ended December 31, 2000
3rd Quarter (from July 27, 2000)	$12.50	$7.50
4th Quarter	$9.44	$1.25

        The bid prices reported for these periods reflect inter-dealer prices and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

        As of March 26, 2002, Styleclick believes it has approximately 180 shareholders of record. The closing price of Styleclick's Class A common stock on March 26, 2002 was $0.33. Styleclick has not paid dividends on its common stock to date and does not intend to pay dividends in the foreseeable future.

Item 6. Selected Financial Data

        The following table presents selected historical financial data of Styleclick, ISN and ISN's predecessor company for each of the years in the five year period ended December 31, 2001. The data was derived from Styleclick's audited financial statements and should be read in conjunction with the financial statements, related notes and other financial information pertaining to Styleclick included herein.

	Years Ended December 31,
	2001(4)	2000(1,3)	1999(2,5)	1998(2)	1997(2)
	(In thousands, except per share data)
Statements of Operation Data:
Net revenues	$7,508	$22,308	$28,962	$24,066	$12,954
Net loss	(44,214)	(206,727)	(42,494)	(16,924)	(10,676)
Basic and diluted loss per common share	(1.39)	(8.27)	(2.08)	(0.83)	(0.52)
Balance Sheet Data:
Total assets	10,233	51,320	28,121	12,659	3,554
Long-term debt	8,039	—	—	—	—

(1)
The statement of operations data includes the operation of Styleclick.com since the acquisition by Styleclick on July 27, 2000. Styleclick accounted for this acquisition using the purchase method of accounting and the assets and liabilities of Styleclick.com were adjusted at the acquisition date to reflect their respective fair value.

(2)
The selected financial data includes ISN only.

(3)
Reflects a write-down of $145.6 million as goodwill impairment as of December 31, 2000.

(4)
Reflects a restructuring charge of $13.3 million related to the closure of our Los Angeles facilities.

(5)
In 1999, ISN wrote-off $4.5 million of cost associated with the FirstOutlet website, when management determined not to launch the website.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth below and elsewhere in this report.

General

        Styleclick was incorporated in Delaware on March 22, 2000 by USANi Sub LLC, a subsidiary of USA, in connection with the merger of Styleclick.com Inc. and Internet Shopping Network LLC, a wholly-owned subsidiary of USA prior to the merger. Upon consummation of the merger, which was completed on July 27, 2000, Styleclick.com and ISN became wholly-owned subsidiaries of Styleclick, and Styleclick became a majority-owned subsidiary of USA.

        Styleclick is a provider of electronic commerce (e-commerce) technologies and services enabling its customers to sell their products online. Styleclick's offerings include website design, development and hosting, product imaging, online sales and merchandising technologies. Styleclick integrates its online storefront application and merchandising and inventory management technology with reporting systems and back-end fulfillment and customer care to create commerce-driven offerings to help clients expand sales to customers across the Web. Styleclick's technology platform leverages a central CRM-driven database for consumer profiling and direct marketing capabilities.

        Styleclick's evolving business model makes the prediction of future operating results difficult, and Styleclick expects to incur net losses for the foreseeable future. As part of its evolving strategy, Styleclick may decide to reduce the development and marketing cost associated with, shift the focus of, or substantially reduce its interest in some or all of its operations, which may cause a decrease in Styleclick's anticipated revenue or increase net losses. Styleclick intends to continue to explore ways to reduce expenses and increase efficiencies.

        In connection with its increased focus on its e-commerce service provider business, Styleclick has ceased operations of its direct online retail business. Such changes have and will result in substantially reduced revenues from product sales when compared to historical results.

        During Styleclick's transition since the second quarter of 2001 to focus on e-commerce services and technology, it has continued to incur significant net losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management is considering its options with respect to the situation.

Results of Operations

        The results of operations discussed below for the year ended December 31, 2001 include Styleclick's restructuring during 2001. The results of operations discussed below for the year ended December 31, 2000 include Styleclick.com's results of operations from the date of acquisition (July 27, 2000). The results for the year ended December 31, 1999 reflect only the historical financial position and results of operations of ISN. As stated above, the Company has discontinued its business-to-consumer business to focus exclusively on its business to business e-commerce service provider business. Consequently, the following discussion is not necessarily relevant to an analysis and understanding of the future prospects of Styleclick.

2001 Compared with 2000

Revenue and Gross Profit

        For the year ended December 31, 2001, net revenues decreased by $14.8 million, or 66%, to $7.5 million compared to $22.3 million in 2000. Merchandise sales decreased $16.9 million primarily due to Styleclick transitioning out of the business-to-consumer market in the 2001 period. The decrease in merchandise sales was partially offset by a $2.1 million increase in service revenues. Service revenue from ECS, a related party for the year ended December 31, 2001 was $2.9 million, or 39% of total revenue.

        ECS was Styleclick's largest customer during 2001. During the three months ended December 31, 2001, 98% of Styleclick's revenues came from ECS as a customer with respect to services provided to four of ECS's third party customers: NASCAR, SportsLine.com, Inc., the PGA Tour and the NHL. ECS-related business accounted for 40% of Styleclick's 2001 revenues, and 80% of Styleclick's 2001 revenues exclusive of revenues attributable to FirstJewelry.com and FirstAuction.com, websites which Styleclick shut down in May 2001. Styleclick expects that ECS will continue to represent substantially all of Styleclick's revenue in 2002. Accordingly, Styleclick is dependent upon ECS's ability to sell services, including the services provided by Styleclick, to its existing and future customers. ECS's inability to achieve significant new sales or its decision not to utilize the services of Styleclick would have a material adverse effect on Styleclick's business, financial condition, and results of operations.

        Gross profit decreased by $2.5 million to ($2.5) million in 2001 compared to 2000 primarily due to the $2.7 million increase in inventory reserves which was recorded during the second and fourth quarters in 2001 to reduce the value of the inventory to be sold through alternative distribution channels. The decrease was offset by the $1.6 million gross margin generated from Styleclick's service revenues after the restructuring.

Operating Costs and Expenses

        For the year ended December 31, 2001, total operating costs and expenses decreased by $164 million or 79%, to $43 million compared to $207 million in 2000. The 2001 operating expenses included a $13.3 million restructuring charge recorded in the second and third quarter related to the transitioning from business-to-consumer sales to service sales. The restructuring expense included the write-off of capitalized software development costs, loss on disposition of fixed assets (leasehold improvements), accrued office lease expense related to the termination of office lease agreements, and employee termination expenses. 2000 expenses include amortization of goodwill expense of $23.6 million and a write-down of goodwill of $145.6 million related to the 2000 merger. Operating expenses in 2000 excluding the amortization of goodwill related to the 2000 merger were $37.8 million. Operating expenses in 2001 excluding the $13.3 million restructuring charges were $29.9 million, a decrease of $7.9 million from 2000. The increase in selling and marketing expense of $0.3 million was due to a $5 million write off of deferred advertising and promotion. Selling and marketing expenses excluding the $5 million reserve reflects reduced spending of $4.7 million due to a decrease in personnel and sales. Product development costs increased by $1.0 million due to development costs related to the launch of the four web sites currently operated by Styleclick. Exclusive of restructuring charges, general and administrative expenses were $7.4 million less than those incurred in 2000 due to reduced headcount, reduced office space and a significant decrease in monthly operating costs. Write-off of capitalized software costs increased by $4.7 million in 2001 due to the write-off of software developed for the First Auction and First Jewelry sites, which no longer operate. The Company wrote-off capitalized software products that were not in use and had no realizable value to Styleclick. Depreciation and amortization expense was $1.2 million lower than during 2000 due to the reduced asset balance after the second quarter restructuring.

        For the year ended December 31, 2001, net loss decreased $162.5 million. Net loss for 2001, excluding the amortization of goodwill recorded in 2000 ($169.2 million) and the restructuring costs recorded in 2001 ($13.3 million), was reduced by $6.6 million.

        Since the merger of Styleclick.com and ISN on July, 27, 2000, Styleclick is subject to tax as a "C" Corporation. Styleclick recorded no provision for income taxes in 2001 or 2000 due to its net operating losses. Prior to July 27, 2000, the company was treated as a partnership for income tax purposes and was not subject to federal and state income tax.

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

Operating Costs and Expenses

        For the year ended December 31, 2000, total operating costs and expenses of $206.7 million increased by $164.2 million or 378% compared to 1999. The increase included a $169.2 million amortization of goodwill expense recorded in 2000. The $169.2 million amortization expense included a $145.6 million write-down of Styleclick's goodwill value in 2000. In connection with its announcement of a new company organization in March 2001, Styleclick evaluated its operations and technology as well as the current and anticipated operating losses and determined to record a $145.6 million write-down of the goodwill related to the merger in the fourth quarter of 2000. Excluding this amortization expense, the operating costs and expenses were $5.5 million less in 2000 as compared to 1999. The decrease in selling and marketing expense of $5.1 million reflects reduced advertising spending on the FirstAuction.com website as part of Styleclick's decision to accelerate its move away from the business-to-consumer market. Product development costs decreased by $1.3 million due to software development costs which did not reoccur in 2000 related to the FirstJewelry.com website. These preliminary project stage costs were expensed in the first quarter of 1999. General and administrative expenses were $0.4 million higher than those incurred in 1999 due to an increased headcount and greater recruiting expenses after the merger. Write-off of capitalized software cost decreased by $2.2 million in 2000 resulting from the excess of the $4.5 million write-off of ISN's software costs associated with the FirstOutlet website in 1999 over the $2.3 million write-off of capitalized software costs related to an accounting software package and electronic data interchange software. The Company wrote-off capitalized software products that not in use and had no realizable value to Styleclick. Depreciation and amortization expense was $2.6 million higher than during 2000 due to greater capital spending for hardware, software and software development primarily related to the FirstJewelry.com website and the acquisition of Styleclick.com. In addition to the $2.3 million write-off of capitalized software costs in 2000, a $1 million expense related to restructuring costs incurred in 2000 was also recorded.

        For the year ended December 31, 2000, net loss increased $164.5 million primarily due to increased operating expenses (primarily amortization expense of goodwill and the write-off of capitalized software costs) and the write-off of inventory. However, absent this goodwill and inventory write-down net loss for 2000 was $42.2 million.

        Since the merger of Styleclick.com and ISN on July, 27, 2000, Styleclick is subject to tax as a "C" Corporation. Styleclick recorded no provision for income taxes in 2000 due to its net operating loss. Prior to July 27, 2000, the company was treated as a partnership for income tax purposes and was not subject to federal and state income tax.

Liquidity and Capital Resources

        Net cash used in operating activities was $21.1 million, which primarily resulted from the $44.2 million operating loss and the $2.8 million of payments on accounts payable and accrued expenses offset by a decrease in inventories ($6.8 million), an increase in related party payable ($4.0 million) and four non-cash expense items: depreciation and amortization ($4.7 million), amortization and write-down of goodwill ($1.0 million), reserve for deferred advertising and promotion ($7.0 million) and the write-off of Styleclick's capitalized software costs ($7.0 million). Additionally, cash used in connection with investing activities for capital expenditures was $3.1 million in 2001. Net working capital at December 31, 2001 was ($2.5 million).

        In connection with the new organization, Styleclick received a revolving line of credit for $15 million from USA. The credit line matures on January 26, 2003, or, at USA's option, anytime thereafter. The line of credit carries an interest rate of USA's average blended cost of borrowing, currently LIBOR plus .75%. The credit line can be drawn against only with the approval of Styleclick's Board of Directors, and Styleclick can not ensure that any such approval will be given in the future. As of March 26, 2002, Styleclick had drawn down $12 million under the line of credit, including $4 million which was drawn down on March 25, 2002. The line of credit provides that USA has the right to declare the principal amount borrowed and unpaid, including interest thereon, immediately due and payable in the event of a "Material Adverse Change", which includes, among other things, an event, action or condition that would or is likely to materially adversely affect the business, operations, assets or condition (financial or otherwise) of Styleclick, or the ability of Styleclick to perform its obligations under the credit agreement. Styleclick continues to suffer significant net losses from continuing operations and currently does not have an operating plan that anticipates Styleclick being able to repay the amount borrowed under the credit agreement on the maturity date. It is possible that USA could claim that Styleclick has suffered a "Material Adverse Change" and demand immediate repayment, which decision would have a material adverse effect on Styleclick's business, financial condition and results of operations. In addition, USA is not obligated to make any additional advances under the credit agreement if, among other reasons, a "Material Adverse Change" exists.

        Styleclick has experienced significant operating losses and used significant cash in operations in the past two years. The Company believes that cash on hand, including the recent $4 million drawdown on the line of credit, should be sufficient to fund its operating activities through at least May 2002. As described in the preceding paragraph, Styleclick can provide no assurances that it will be able to draw down the remaining funds on the line of credit or obtain additional financing.

Item 7A. Quantitative and Qualitative Disclosure of Market Risk

        The company's exposure to market rate risk for changes in interest rates relates primarily to the company's revolving line of credit with USA. The line of credit carries an interest rate based upon LIBOR plus 0.75%. Significant increases in LIBOR would result in the Company recording greater interest expense based upon the level of borrowings.

        The company does not conduct business in foreign markets.

SIGNIFICANT ACCOUNTING POLICIES

        In connection with the issuance of Securities and Exchange Commission FR-60, the following disclosure is provided to supplement Styleclick's accounting policies in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements they relate to, some of our accounting policies and estimates have a more significant impact on our financial statements than others:

        Our revenue recognition is described in Footnote 2. As noted, Styleclick receives fees for development, operation, and maintenance of client websites. Styleclick also receives license fees for the use of its software. Revenues for development and licenses are recognized on a straight-line basis over the life of the underlying contract. Revenues for operation and maintenance are recognized in the period that such services are provided.

        Software costs are capitalized and depreciated over a 3 year period. Software costs include purchased software plus salaries of employees associated with the development of Styleclick's core platform.

        The Company has entered into various arrangements with related parties. The key arrangements are with ECS for e-commerce services, Home Shopping Network for fulfillment related services and Precision Response Corporation for customer service related services. Services are provided at market rates.

        Estimates as to the recoverability of the deferred advertising and promotional assets have been made by management, giving consideration to the Company's future plans and other factors. As discussed in Footnote 6, Styleclick has $10 million in deferred advertising and promotion services available for its use. However, as of December 31, 2001, Styleclick has not used any of these services. Per the merger terms, unused media in excess of $5 million will expire on December 31, 2002 with the remaining unused commitment to expire on December 31, 2003. Styleclick does not believe that its new business model will allow for full use of the $10 million in advertising and promotion and therefore the Company recorded a reserve of $5 million for this asset at December 31, 2001.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Styleclick, Inc.

        We have audited the accompanying consolidated balance sheets of Styleclick, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Styleclick, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that Styleclick, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Styleclick Inc. has suffered recurring losses and negative cash flows from continuing operations and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      /s/ ERNST & YOUNG LLP

New York, New York
January 29, 2002

Styleclick, Inc.

Consolidated Balance Sheets

	December 31,
	2001	2000
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$27	$16,201
Accounts receivable, net of allowance of $136 and $700, respectively	43	891
Related party receivable	1,115	—
Inventories, net	232	7,057
Deferred advertising and promotion	—	3,657
Prepaid expenses and other current assets	350	627

Total current assets	1,767	28,433
Property and equipment, net of accumulated depreciation of $6,473 and $13,238, respectively	3,420	13,497
Goodwill, net	—	1,000
Deferred advertising and promotion, non-current	5,000	8,315
Other assets	46	75

Total assets	$10,233	$51,320

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,107	$2,754
Accrued liabilities	1,131	2,291
Deferred income	771	177
Due ot related parties	1,263	4,171

Total current liabilities	4,272	9,393
Long-term liabilities
Notes payable—related party	8,039	—

Total long-term liabilities	8,039	—
Stockholders' equity:
Preferred stock—$0.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock—$0.01 par value, 150,000,000 shares authorized, 8,923,853 and 7,975,053 issued and outstanding, respectively	89	80
Class B common stock—$0.01 par value, 112,500,000 shares authorized, 23,039,706 and 23,039,706 issued and outstanding, respectively	230	230
Additional paid-in capital	336,636	335,582
Accumulated deficit	(338,179)	(293,965)
Deferred employee compensation	(854)	—

Total stockholders' equity	(2,078)	41,927

Total liabilities and stockholders' equity	$10,233	$51,320

See accompanying notes to consolidated financial statements.

Styleclick, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2001	2000	1999
	(in thousands, except share and per share data)
Net revenues:
Product sales	$4,069	$20,946	$28,962
Service revenues ($2.9 million and $0.1 million from related parties in 2001 and 2000, respectively)	3,439	1,362	—

	7,508	22,308	28,962
Cost of sales:
Product sales	8,208	22,185	28,117
Service revenues	1,816	96	—

	10,024	22,281	28,117
Gross profit	(2,516)	27	845
Operating costs and expenses:
Selling and marketing	6,047	5,738	10,793
Product development costs	5,268	4,262	5,520
General and administrative	19,083	19,641	19,283
Write-off of capitalized software costs	6,965	2,260	4,489
Depreciation	4,697	5,853	3,251
Impairment and amortization of goodwill	1,000	169,237	—

Total operating costs and expenses	43,060	206,991	43,336

Operating loss	(45,576)	(206,964)	(42,491)
Other income (expense), net	1,362	237	(3)

Loss before income taxes	(44,214)	(206,727)	(42,494)
Income tax expense	—	—	—

Net loss	$(44,214)	$(206,727)	$(42,494)

Basic and diluted loss per share	$(1.39)	$(8.27)	$(2.08)

Basic and diluted weighted average common shares outstanding	31,726,359	24,993,161	20,460,110

See accompanying notes to consolidated financial statements.

Styleclick, Inc.

Consolidated Statements of Stockholders' Equity

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation
	Class A	Class B				Total
	(in thousands)
Balance at December 31, 1998	$2	$146	$51,846	$(44,744)	$—	$7,250
Issuance of common stock	—	57	51,367	—		51,424
Net loss	—	—	—	(42,494)		(42,494)

Balance at December 31, 1999	2	203	103,213	(87,238)		16,180
Issuance of common stock to USAi LLC		27	231,903	—		231,930
Issuance of common stock in connection with acquisition	77	—	210	—		287
Issuance of common stock for stock options exercised	1	—	256	—		257
Net loss	—	—	—	(206,727)		(206,727)

Balance at December 31, 2000	80	230	335,582	(293,965)		41,927
Issuance of common stock upon exercise of stock options	1	—	12	—	—	13
Issuance of restricted stock to employees	8	—	1,042	—	(1,050)	—
Amortization of deferred compensation	—	—	—	—	196	196
Net loss	—	—	—	(44,214)	—	(44,214)

Balance at December 31, 2001	$89	$230	$336,636	$(338,179)	$(854)	$(2,078)

See accompanying notes to consolidated financial statements.

Styleclick, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2001	2000	1999
	(in thousands)
Cash flow from operating activities
Net loss	$(44,214)	$(206,727)	$(42,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,697	5,853	3,251
Amortization and write-off of goodwill	1,000	169,237	—
Write-off of capitalized software costs	6,965	2,260	4,489
Loss on disposition of fixed assets	1,562	374	—
Non-cash deferred advertising and promotion	—	(1,972)	—
Allowance for deferred advertising and promotion	6,972	—
Amortization of deferred compensation	196	—	—
Changes in operating assets and liabilities:
Accounts receivable	848	565	(70)
Inventories	6,825	4,264	(3,488)
Prepaid expenses and other current assets	(1,038)	711	—
Accounts payable	(1,647)	(3,419)	555
Accrued liabilities	(1,160)	(6,745)	4,875
Deferred income	594	(193)	—
Due from related parties	(4,023)	4,171	—
Other, net	1,344	416	(796)

Net cash used in operating activities	(21,079)	(31,205)	(33,678)
Cash flow from investing activities
MVP.com acquisition	(458)	—	—
Capital expenditures	(2,689)	(2,602)	(17,741)

Net cash used in investing activities	(3,147)	(2,602)	(17,741)
Cash flow from financing activities
Proceeds from loan from USANi LLC	8,039	—	—
Proceeds from issuance of common stock upon exercise of stock options	13	—	—
Capital contributed by USANi LLC	—	59,977	—
Proceeds from issuance of common stock	—	257	51,425
Repayment of bridge loan to USANi LLC	—	(10,235)	—

Net cash provided by financing activities	8,052	49,999	51,425

Net (decrease) increase in cash and cash equivalents	(16,174)	16,192	6
Cash and cash equivalents at beginning of period	16,201	9	3

Cash and cash equivalents at end of period	$27	$16,201	$9

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

        During the years ended December 31, 2001, 2000 and 1999, Styleclick paid no income taxes or interest.

See accompanying notes to consolidated financial statements.

Styleclick, Inc.

Notes to Consolidated Financial Statements

1.    Organization

        Styleclick, Inc. ("Styleclick") was incorporated in the State of Delaware on March 22, 2000 as a subsidiary of USANi LLC, which is a subsidiary of USA Networks, Inc. ("USA"). On July 27, 2000, USA contributed the Internet Shopping Network LLC ("ISN") to Styleclick in conjunction with the acquisition of Styleclick.com Inc. ("Styleclick.com") by Styleclick (see note 3).

2.    Basis of Presentation

        The consolidated financial statements for the years ended December 31, 2001 and 2000 reflect Styleclick's acquisition of Styleclick.com on July 27, 2000. The results for the year ended December 31, 1999 reflect only the consolidated historical financial position and results of operations of ISN.

        Weighted average basic and diluted shares outstanding and earnings per share data for the years ended December 31, 2000 and 1999 are presented as if all shares issued to USA and its subsidiaries in consideration of the contribution of ISN were outstanding for those two years.

        Styleclick's evolving business model makes the prediction of future operating results difficult, and Styleclick expects to incur net losses for the foreseeable future. As part of the evolving strategy, Styleclick may decide to reduce the development and marketing cost associated with, shift the focus of, or substantially reduce its interest in some or all of its operations, which may cause a decrease in Styleclick's anticipated revenue or an increase in net losses. Styleclick intends to continue to explore ways to reduce expenses and increase efficiencies.

        In 2001, Styleclick began to focus on e-commerce services and technology while eliminating its online consumer retail businesses First Auction and First Jewelry. During this transition, Styleclick continued to incur significant net losses and negative cash flows from continuing operations and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Styleclick is considering its options with respect to the situation.

        In addition, Styleclick provides services to USA Electronic Commerce Solutions LLC ("ECS"). ECS was Styleclick's largest customer during 2001. During the three months ended December 31, 2001, 98% of Styleclick's revenues came from ECS as a customer with respect to services provided by Styleclick to four of ECS's third party customers: NASCAR, SportsLine.com, Inc., the PGA Tour and the NHL. ECS-related business accounted for 40% of Styleclick's 2001 revenues, and 80% of Styleclick's 2001 revenues exclusive of revenues attributable to FirstJewelry.com and FirstAuction.com, websites which Styleclick shut down in May 2001. Styleclick expects that ECS will continue to represent substantially all of Styleclick's revenue in 2002. Accordingly, Styleclick is dependent upon ECS's ability to sell services, including the services provided by Styleclick, to its existing and future customers. ECS's inability to achieve significant new sales, or its decision not to utilize the services of Styleclick would have a material adverse effect on Styleclick's business, financial condition, and results of operations.

3.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

        Styleclick considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories, Net

        Inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out method. Cost includes freight and certain other related costs. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. All inventories are finished goods. Inventories are presented net of an inventory reserve adjustment of $2.7 million, $1.4 million and $1.7 million at December 31, 2001, 2000 and 1999, respectively.

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

Revenue Recognition

Product Sales

        Product sales primarily consist of merchandise sales and shipping and handling revenues. Merchandise sales are reduced by incentive discounts and sales returns. Revenue from merchandise sales is recognized upon shipment of the merchandise. Styleclick's sales policy allowed jewelry sold over the FirstJewelry.com website to be returned at the customer's discretion within 30 days of the date of receipt and merchandise sold on the FirstAuction.com website to be returned within 30 days of the date of receipt if it is damaged or defective. Allowances for returned merchandise and other adjustments are provided based upon historical experience.

Service Revenues

        In the second quarter of 2001 Styleclick redirected its operating focus to the provision of e-commerce services and technology. In exchange for these services Styleclick receives fees for development, operation, and maintenance of client websites. Styleclick also receives license fees for the use of its software. Revenues for development and licenses are recognized on a straight-line basis over the life of the underlying contract. Revenues for operation and maintenance are recognized in the period that such services are provided.

Income Taxes

        Since the Styleclick.com/ISN merger, Styleclick accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Software Development Costs

        Software development costs include expenses incurred by Styleclick to develop, enhance, manage, monitor and operate Styleclick's and its vendors' websites. These costs are expensed as incurred during the preliminary project and post-implementation stages. Once technological feasibility has been achieved, these costs are capitalized during the application development stage and are amortized over the estimated useful lives of 3 years.

Advertising

        Advertising costs are expensed in the period incurred. Advertising expense was $7.9 million, $5.1 million and $9.9 million for the years ended December 31, 2001, 2000, and 1999, respectively.

        $5.0 million of the Styleclick's 2001 advertising expense relates to a reserve for unused deferred advertising and promotion that was provided by USA as part of the merger with ISN (see Note 6).

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

Accounting Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates underlying the accompanying consolidated financial statements and notes include inventory reserves, deferred advertising and promotion reserves, and the allowance for doubtful accounts.

Basic and Diluted Loss Per Share

        Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported period. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method. There were no dilutive securities in all periods presented.

Concentrations of Credit Risk

        Financial instruments which potentially subject Styleclick to concentrations of credit risk consist of cash and trade receivables. Styleclick places its cash with high quality financial institutions. Styleclick extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. Styleclick monitors its exposure for credit losses and maintains allowances for anticipated losses. Generally, credit risk to Styleclick is low due to the fact that 96% of accounts receivable at December 31, 2001 are from ECS, a related party.

4.    Restructuring Charges

        In March 2001, Styleclick announced its decision to exit its online consumer retail business and focus solely on e-commerce services and technology. At that time, the Company's existing business was relocated from Los Angeles, California to Chicago, Illinois. In connection with this decision, Styleclick incurred a non-recurring charge of $13.3 million primarily related to software and equipment impairment, the termination of approximately 150 employees, and rent expense for the vacated Los Angeles office space. These charges have been classified as general and administrative expense in the December 31, 2001 consolidated statement of operations. These restructuring activities were completed during fiscal year 2001. As of December 31, 2001, $0.4 million of accrued charges remain, consisting primarily of lease obligations related to the vacated Los Angeles office space.

5.    The Styleclick.com/ISN Merger

        In connection with the contribution of ISN to Styleclick, USA received 0.601 shares of Styleclick's Class B common stock for each ISN unit owned on that date. All other ISN unit holders received 0.601 shares of Styleclick's Class A common stock for each ISN unit owned on that date. Further, USA contributed approximately $40 million in cash and $10 million in dedicated media and promotion in exchange for 2,693,603 shares of Class B common stock. In connection with the acquisition of Styleclick.com, each former Styleclick.com stockholder received one share of Styleclick's Class A common stock for each Styleclick.com share owned on that date. Holders of the Class A common stock are entitled to one vote per share and holders of the Class B common stock are entitled to ten votes per share. Subsequent to the acquisition of Styleclick.com, USA and its subsidiaries control approximately 97% of the total outstanding voting power and are effectively able to control the outcome of nearly all matters submitted to vote of Styleclick's stockholders. Following the merger transactions, Styleclick owned and operated the combined properties of Styleclick.com and ISN, which includes Styleclick.com's network of branded e-commerce websites and ISN's FirstAuction.com and FirstJewelry.com websites.

        Total acquisition costs were $211,914. The acquisition of Styleclick.com was accounted for using the purchase method of accounting. Accordingly, the acquisition cost was assigned to the net assets acquired based on their estimated fair values.

        Goodwill was originally being amortized according to the straight-line method over three years from the merger date. The results of operations of Styleclick.com are included in the results of operations of Styleclick from the date of acquisition.

        The following pro forma condensed consolidated financial information has been prepared to give effect, with pro forma adjustments including amortization of goodwill of $112.5 million and

$56.7 million for the years ended December 31, 2000 and 1999, respectively, to the acquisition of Styleclick.com by Styleclick:

	Year Ended December 31,
	2000	1999
Revenues	$24,197	$35,136
Net loss	$(161,619)	$(115,121)
Basic and diluted earnings per share	$(6.50)	$(3.72)

        As a result of the then current and anticipated operating losses of Styleclick and the continuing evaluation of operations and technology, management determined as of December 31, 2000 the goodwill recorded in conjunction with the merger was impaired and recorded a write-down of $145.6 million as goodwill amortization. Management amortized the remaining balance of $1 million as goodwill during the year ended December 31, 2001.

6.    Deferred Advertising and Promotion

        In connection with the merger on July 27, 2000, USA provided Styleclick $10 million in advertising and promotion services in its dedicated media over a three-year period. Within this 3-year period, no more than $5 million can be spent in any one year. As of December 31, 2001, Styleclick has not used any of these services. Per the merger terms, unused media in excess of $5 million will expire on December 31, 2002 with the remaining unused commitment to expire on December 31, 2003.

        Styleclick does not believe that its new business model will allow for full use of the $10 million in advertising and promotion and therefore the Company recorded a reserve of $5 million for this asset at December 31, 2001.

7.    Property and Equipment

        Property and equipment at December 31, 2001 and 2000 consisted of the following:

	2001	2000
Computer equipment and software costs	$9,239	$23,704
Leasehold improvements	21	1,260
Furniture and other equipment	256	1,229
Projects in progress	377	542

	9,893	26,735
Less accumulated depreciation and amortization	(6,473)	(13,238)

	$3,420	$13,497

        During 2001 and 2000, the company wrote-off $7 million and $2 million, respectively of capitalized software costs related to software products that were not in use and had no realizable value to Styleclick.

8.    Commitments

        Styleclick leases certain facilities for its corporate and operations facilities under long-term, non-cancelable operating lease agreements which expire through April 30, 2006. Future minimum aggregate lease payments under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2001 are as follows:

Years ending December 31,	Operating leases	Sub-lease rental income	Net
2002	$796	$405	$391
2003	774	418	356
2004	758	388	370
2005	769	378	391
2006	448	63	385

	$3,545	$1,652	$1,893

        Rent expense for the years ended December 31, 2001, 2000, and 1999 was approximately $1.0 million each year.

        During 2000, Styleclick entered into two employment agreements expiring on July 27 and December 13, 2002, respectively, with two executive officers of Styleclick. Under the agreements, the officers are to receive aggregate annual salaries of $500,000. In addition, Styleclick may pay aggregate annual performance bonuses of $100,000 to the officers if certain sales targets were met.

9.    Warrants

Warrants Issued by Styleclick.com

        In connection with the merger on July 27, 2000, warrants issued by Styleclick.com to purchase shares of common stock of Styleclick.com were converted into warrants to purchase the same number of shares of Class A common stock of Styleclick, on the same terms and conditions and at the same per share exercise price that applied before the merger. As of December 31, 2000, the warrants to purchase 2,247,026 shares of Styleclick's Class A common stock were outstanding with an average life of 2.2 years and a weighted average exercise price of $13.14 per share. Of these outstanding shares, the warrants to purchase 2,147,026 shares of Styleclick's Class A common stock were exercisable at a weighted average exercise price of $13.18 at December 31, 2000. As of December 31, 2001, none of the warrants had been exercised.

Warrants Issued to USA

        In connection with the merger on July 27, 2000 and the $10 million line of credit provided by USA to Styleclick.com, Styleclick.com entered into a bridge loan warrant agreement with USA and delivered to USA a warrant, expiring in January 2010, for 328,084 shares of Styleclick.com's common stock at an exercise price of $19.05 per share. Upon completion of the merger, the warrant was converted into warrants to purchase the same number of shares of Class B common stock of Styleclick, on the same terms and conditions and at the same per share exercise price that applied before the merger. As of December 31, 2001, none of the warrants had been exercised.

        In connection with the merger on July 27, 2000, Styleclick also issued USA a warrant, expiring in July 2010, to purchase 12,579,176 shares of Class B common stock of Styleclick at $11.50 per share. Under the terms of the agreement, USA may exercise the warrant without payment of cash by electing to receive only the number of shares equal to the increase in the value of the warrant divided by the market price of the shares at the time of exercise. USA may pay up to 50% of the exercise price of the warrant in the form of advertising and promotional services provided to Styleclick. As of December 31, 2001, none of the warrants had been exercised.

10.  Stock Options

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

        A summary of changes in outstanding options under the Plan with respect to employees and/or directors of Styleclick are as follows:

	December 31,
	2001		2000		1999
	Shares	Price Range	Shares	Price Range	Shares	Price Range
Beginning balance	3,652,443	$2.91-$15.38	661,781	$2.91 - 8.90	815,823	$2.91 - 7.11
Styleclick.com options conversion	—	—	2,438,454	$5.88 - 20.06	—	—
Granted	1,307,600	$0.87-$1.70	1,198,711	$4.13 - 15.38	747,613	$8.90
Exercised	(5,071)	$2.91	(62,485)	$2.91 - 9.50	—	—
Canceled	(3,630,319)	$2.91-$20.06	(584,018)	$2.91 - 15.38	(901,655)	$2.91 - 8.90

Ending balance	1,324,653		3,652,443		661,781

Options exercisable	10,560		1,876,205		134,025

Available for grant	13,670,276		11,285,072

Total shares registered	15,000,000		15,000,000

        The weighted average exercise prices were $1.12 and $9.64 for options granted and canceled, respectively, during the year ended December 31, 2001. The weighted average fair value of options granted during the year was $1.18.

        The weighted average exercise prices were $9.15 and $13.25 for options granted and canceled, respectively, during the year ended December 31, 2000. The weighted average fair value of options granted during the year was $9.15.

        The weighted average exercise prices during the year ended December 31, 1999, were $8.90 and $5.51 for options granted and canceled, respectively. The weighted average fair value of options granted during the year was $8.90.

        The following present the employees stock options which were outstanding and exercisable at December 31, 2001 and their respective weighted average exercise prices. The weighted average remaining contractual life of all options outstanding is also presented.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2001	Weighted Average Exercise Price
$0.87 to $1.25	1,207,900	9.4	$1.09	—	$—
$1.26 to $4.00	99,700	9.4	1.51	—	—
$4.01 to $6.75	5,048	8.2	4.13	3,183	4.13
$6.76 to $9.50	12,005	7.4	8.90	7,377	8.89

	1,324,653	9.3	$1.21	10,560	$7.48

        Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." The information is determined as if Styleclick has accounted for its employee stock options using the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for all periods: risk-free interest rate of 5.0%, dividend yield of zero, volatility factor of 142% and weighted-average expected life nine years.

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

	Years Ended December 31,
	2001	2000	1999
Pro forma net loss	$(44,308)	$(208,859)	$(43,232)
Pro forma net loss per share	$(1.40)	$(8.36)	$(2.11)

        These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

11.  Litigation

        ISN is a party to arbitration in the State of Florida with respect to certain claims by ISN's former CEO and President, Kirk Loevner, following the termination of his employment. Mr. Loevner claims entitlement to options on 250,000 shares of stock of Internet Shopping Network, Inc., among other claims. Mr. Loevner seeks damages of up to approximately $10,000,000, which, if awarded, would have a material adverse effect on Styleclick. Styleclick is vigorously defending against the allegations, but can give no assurances that it will not incur material costs and damages in connection therewith.

        On November 7, 2001, Michael Fagen, former VP of Sales for Styleclick, filed a complaint in New York State Supreme Court against Styleclick and certain officers and affiliates of Styleclick. The complaint seeks damages of up to approximately $480,000, which if awarded, would have a material adverse effect on Styleclick. The complaint makes allegations against one or more of the defendants for fraudulent inducement to contract, breach of contract, unpaid wages and wrongful termination. It is the defendants' position that the claims made in the complaint are without merit and the defendants are vigorously defending the lawsuit. However, given the uncertainty of litigation generally, Styleclick can give no assurances that it will not incur material damages in connection therewith.

12.  Benefit Plans

        The Company offers plans pursuant to Section 401(k) of the Internal Revenue Code covering substantially all full-time employees who are not party to collective bargaining agreements. The company's share of the matching employer contributions is set at the discretion of the Board of Directors or the applicable committee thereof. There were no significant costs for these plans in any period presented.

13.  Related Party Transactions

        Service revenue generated from USA Electronic Commerce Solutions LLC was $2.9 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively.

        The Home Shopping Network provides warehouse, teleservice, accounting and other administrative services to Styleclick based upon an unwritten agreement. The services are charged on a monthly basis. Expenses charged to operations for these services were $0.7 million, $4.2 million and $5.4 million the years ended December 31, 2001, 2000 and 1999, respectively.

        In November 2000, Precision Response Corporation, Inc. began providing Styleclick's customer service function based on an unwritten agreement. Expenses charged to operations for these services were $1.1 million, and $0.3 million the years ended December 31, 2001 and 2000, respectively.

        In March 2001, Styleclick combined its retail website, FirstJewelry.com, with its business-to-consumer auction website, FirstAuction.com, by making its existing FirstJewelry.com inventory available through FirstAuction.com and redirecting FirstJewelry.com's URL to the FirstAuction.com site. In May 2001, Styleclick ceased operations of its FirstAuction.com website. Services provided by Home Shopping Network and Precision Response Corporation in 2001 related to the operation of the FirstAuction.com and FirstJewelry.com are no longer needed and will not continue through 2002.

        Management believes that Styleclick's transactions as described in this note are materially representative of the market value of services recorded.

        ECS provides certain business operations and financial services to Styleclick as defined in a services agreement entered into in March 2001. Under this agreement, ECS charged the company $0.2 million for the year ended December 31, 2001.

        In connection with the new organization, Styleclick received a revolving line of credit for $15 million from USA. The credit line matures on January 26, 2003, or, at USA's option, anytime thereafter. The line of credit carries an interest rate of USA's average blended cost of borrowing, currently LIBOR plus .75%. The credit line can be drawn against only with the approval of Styleclick's Board of Directors, and Styleclick can not ensure that any such approval will be given in the future. As of March 26, 2002, Styleclick had drawn down $12 million under the line of credit, including $4 million that was drawn down on March 25, 2002. The line of credit provides that USA has the right to declare the principal amount borrowed and unpaid, including interest thereon, immediately due and payable in the event of a "Material Adverse Change", which includes, among other things, an event, action or condition that would or is likely to materially adversely affect the business, operations, assets or condition (financial or otherwise) of Styleclick, or the ability of Styleclick to perform its obligations under the credit agreement. USA is not obligated to make any additional advances under the credit agreement if, among other reasons, a "Material Adverse Change" exists.

14.  Income Taxes

        Prior to the merger on July 27, 2000, ISN operated as a limited liability company. As a limited liability company, ISN was treated as a partnership for income tax purposes and was not subject to federal and state income taxation.

        The following is a reconciliation of the statutory federal income tax rate to Styleclick's effective income tax rate for the years ended December 31, 2001 and December 31, 2000.

	12/31/2001	12/31/2000
Income tax computed at federal statutory rate	34.0%	34.0%
State taxes (net of federal benefit)	6.0%	6.0%
Goodwill	(2.3)%	(27.8)%
Pre-merger ISN losses	0.0%	(3.6)%
Deferred advertising	(11.3)%	0.0%
Valuation allowance	(26.4)%	(8.6)%

Total	—%	—%

        As of December 31, 2001, Styleclick has federal net operating loss carry forwards of approximately $97.0 million that expire through 2021. In connection with the merger of July 27, 2000, a portion of Styleclick.com's pre-merger net operating losses will be subject to the annual limitations as imposed by the Internal Revenue Code 382.

        Significant components of Styleclick's deferred tax assets and liabilities consist of the following:

	12/31/2001	12/31/2000
Deferred Tax Assets:
Net operating loss carry-forwards	$35,077	$17,619
Capitalized research and development cost for tax year	—	289
Allowance for doubtful accounts	54	239
Inventory reserves	1,246	626
Research credits	1,450	1,303
Other	126	83

	37,953	20,159
Valuation allowance for deferred tax asset	(37,095)	(19,117)

	858	1,042
Deferred Tax Liabilities:
Furniture & equipment	—	(203)
Deferred state taxes	(858)	(839)

Net Deferred Tax Asset	$—	—

        At December 31, 2001 Styleclick has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.

15.  Quarterly Results (Unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
Year Ended December 31, 2001
Net revenues	$1,285	$561	$1,837	$3,825
Loss from operations	(7,131)	(5,554)	(17,871)	(15,020)
Net loss	(5,991)	(5,567)	(17,847)	(14,809)
Basic and diluted net loss per share	(0.19)	(0.17)	(0.56)	(0.48)
Year Ended December 31, 2000
Net revenues	$4,753	$5,147	$5,791	$6,617
Loss from operations	(169,582)	(18,162)	(11,354)	(7,866)
Net loss	(169,276)	(18,232)	(11,353)	(7,866)
Basic and diluted net loss per share	(5.46)	(0.65)	(0.55)	(0.38)

16.  Subsequent Events (Unaudited)

        On March 25, 2002, the Company borrowed an additional $4 million under its line of credit with USA. See Note 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information contained under the headings "Directors" and "Executive Officers" in the definitive Proxy Statement for our 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Executive Compensation

        The information contained under the headings "Directors" and "Executive Officers" in the definitive Proxy Statement for the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information contained under the heading "Voting Securities and Principal Stockholders" in the definitive Proxy Statement for the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information contained under the heading "Certain Transactions" in the definitive Proxy Statement for the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Forms 8-K

(a)(1) and (2)

        The following financial statements of the Registrant are presented in Item 8 of this report:

    Report of Independent Auditors
    Consolidated balance sheets—December 31, 2001 and 2000
    Consolidated statements of operations—Years ended December 31, 2001, 2000 and 1999
    Consolidated statements of stockholders' equity—Years ended December 31, 2001, 2000 and 1999
    Consolidated statements of cash flows—Years ended December 31, 2001, 2000 and 1999
    Notes to consolidated financial statements—December 31, 2001
    Financial statement schedules (Schedule II)

(a)(3)

        The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (c) below and in the accompanying Exhibit Index. All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(b)  Reports on Form 8-K filed in the fourth quarter of 2001:

        On October 25, 2001, Styleclick filed a report on Form 8-K. The item reported was Item 9—"Regulation FD Disclosure".

(c)  Exhibits

Exhibit Number	Exhibit Title	Notes
2.1	Amended and Restated Agreement and Plan of Merger, dated as of March 23, 2000, by and among Styleclick.com Inc., Internet Shopping Network LLC and USANi SUB LLC	(A)
2.2	Form of Agreement of Merger of Merger Sub and Styleclick.com, Inc.	(B)
2.3	Form of Certificate of Merger merging ISN Merger Sub LLC into Internet Shopping Network LLC	(B)
3.1	Certificate of Incorporation of Styleclick, Inc.	(B)
3.2	Bylaws of Styleclick, Inc.	(B)
4.1	Specimen Class A Common Stock Certificate	(C)
4.2	Form of Stockholders Agreement among Styleclick, Inc., USANi Sub LLC, USA Networks, Inc., Styleclick.com, Inc. and the stockholders named therein	(B)
4.3	Form of Registration Rights Agreement among USANi Sub LLC and Styleclick, Inc.	(B)
9.1	Voting and First Offer Agreement, dated as of January 24, 2000, between Maurizio Vecchione and USANi Sub LLC	(B)
9.2	Voting and First Offer Agreement, dated as of January 24, 2000, between Intel Corporation and USANi Sub LLC	(B)

10.1	Form of Media Warrant Agreement between Styleclick, Inc. and USA Networks, Inc.	(B)
10.2	Form of License Agreement by and among Styleclick, Inc., Styleclick.com, Inc., Internet Shopping Network LLC and USA Networks, Inc.	(C)
10.3	Option Agreement, dated as of January 24, 2000, by and between USANi Sub LLC and Styleclick.com, Inc.	(B)
10.4	Waiver Agreements, dated as of January 24, 2000, between Castle Creek Technology Partners, LLC, Styleclick.com Inc. and USANi Sub LLC	(B)
10.5	Credit Agreement, dated as of January 24, 2000, between Styleclick.com Inc. and USA Networks, Inc.	(B)
10.6	Bridge Loan Warrant Agreement, dated as of January 24, 2000, between Styleclick.com Inc. and USA Networks, Inc.	(B)
10.7	Warrant to purchase 328,084 Shares of common stock of Styleclick.com Inc. issued to USA Networks, Inc., dated as of January 24, 2000	(B)
10.8	Collateral Agreement, dated as of January 24, 2000, between Styleclick.com Inc. and USA Networks, Inc.	(B)
10.9	Promissory Note, dated as of January 24, 2000, in a principal amount not to exceed $10 million Issued by Styleclick.com Inc. to USA Networks, Inc.	(B)
10.10	Facilities Lease dated May 30, 2000, by and between W9/WLA Real Estate Limited Partnership, as Landlord, and Styleclick, Inc.	(D)
10.11	Employment Agreement between Styleclick, Inc. and Maurizio Vecchione dated as of July 27, 2000	(E)
10.12	Employment Agreement between Styleclick, Inc. and Edward Zinser dated as of December 14, 2000	(E)
10.13	2000 Stock Plan	(E)
10.14	2000 Director's Stock Option Plan	(E)
10.15	Asset Purchase Agreement, dated as of March 21, 2001, by and among Styleclick, Inc., Lakeview Ventures, L.L.C., Ian Drury and Brent Hill	(F)
10.16	Letter Agreement, dated as of March 21, 2001, by and between Styleclick, Inc. and Maurizio Vecchione	(F)
10.17	Letter Agreement, dated as of March 21, 2001, by and between Styleclick, Inc. and Edward Zinser	(F)
10.18	Employment Agreement, dated as of March 22, 2001, by and between Styleclick, Inc. and Ian Drury	(F)
10.19	Employment Agreement, dated as of March 22, 2001, by and between Styleclick, Inc. and Brent Hill	(F)
10.20	Services Agreement, dated as of May 14, 2001, by and between Styleclick, Inc. and USA Electronic Commerce Services LLC	(F)
10.21	Credit Agreement between USA Networks, Inc. and Styleclick, Inc.	(G)

10.22	Amended and Restated Services Agreement dated as of March 25, 2002, by and between Styleclick, Inc. and ECS Sports Fulfillment LLC	†
10.23	Amended and Restated Services Agreement dated as of March 25, 2002, by and between Styleclick, Inc. and ECS Sports Fulfillment LLC	†
10.24	Amended and Restated Services Agreement dated as of March 25, 2002, by and between Styleclick, Inc. and ECS Sports Fulfillment LLC	†
10.25	Amended and Restated Services Agreement dated as of March 25, 2002, by and between Styleclick, Inc. and ECS Sports Fulfillment LLC	†
21.1	Subsidiaries of Registrant	†
23.1	Consent of Ernst & Young LLP	†

†
Filed herewith.

(A)
Incorporated by reference to exhibits filed in response to Item 21, "Exhibits," of the Registrant's Registration Statement on Form S-4 (File No. 333-33194) filed with the Commission on June 23, 2000.

(B)
Incorporated by reference to exhibits filed in response to Item 21, "Exhibits," of the Registrant's Registration Statement on Form S-4 (File No. 333-33194) filed with the Commission on March 24, 2000.

(C)
Incorporated by reference to exhibits filed in response to Item 21, "Exhibits," of the Registrant's Registration Statement on Form S-4 (File No. 333-33194) filed with the Commission on June 15, 2000.

(D)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Commission on November 7, 2000.

(E)
Incorporated by reference to the Registrant's Report on Form 10-K filed with the Commission on April 2, 2001.

(F)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Commission on May 15, 2001.

(G)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Commission on November 14, 2001.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STYLECLICK, INC.
Date: March 29, 2002	By:	/s/ LISA BROWN Lisa Brown Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LISA BROWN Lisa Brown	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 29, 2002 Date
/s/ ROBERT HALPER Robert Halper	President and Director (principal financial and accounting officer)	March 29, 2002 Date
/s/ JULIUS GENACHOWSKI Julius Genachowski	Director	March 29, 2002 Date
/s/ DANIEL MARRIOTT Daniel Marriott	Director	March 29, 2002 Date
/s/ JON MILLER Jon Miller	Director	March 29, 2002 Date
/s/ LESLIE SALESON Leslie Saleson	Director	March 29, 2002 Date
Hamilton South	Director	Date
/s/ DEIRDRE STANLEY Deirdre Stanley	Director	March 29, 2002 Date
/s/ JOHN TINKER John Tinker	Director	March 29, 2002 Date

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Notes
2.1	Amended and Restated Agreement and Plan of Merger, dated as of March 23, 2000, by and among Styleclick.com Inc., Internet Shopping Network LLC and USANi SUB LLC	(A)
2.2	Form of Agreement of Merger of Merger Sub and Styleclick.com, Inc.	(B)
2.3	Form of Certificate of Merger merging ISN Merger Sub LLC into Internet Shopping Network LLC	(B)
3.1	Certificate of Incorporation of Styleclick, Inc.	(B)
3.2	Bylaws of Styleclick, Inc.	(B)
4.1	Specimen Class A Common Stock Certificate	(C)
4.2	Form of Stockholders Agreement among Styleclick, Inc., USANi Sub LLC, USA Networks, Inc., Styleclick.com, Inc. and the stockholders named therein	(B)
4.3	Form of Registration Rights Agreement among USANi Sub LLC and Styleclick, Inc.	(B)
9.1	Voting and First Offer Agreement, dated as of January 24, 2000, between Maurizio Vecchione and USANi Sub LLC	(B)
9.2	Voting and First Offer Agreement, dated as of January 24, 2000, between Intel Corporation and USANi Sub LLC	(B)
10.1	Form of Media Warrant Agreement between Styleclick, Inc. and USA Networks, Inc.	(B)
10.2	Form of License Agreement by and among Styleclick, Inc., Styleclick.com, Inc., Internet Shopping Network LLC and USA Networks, Inc.	(C)
10.3	Option Agreement, dated as of January 24, 2000, by and between USANi Sub LLC and Styleclick.com, Inc.	(B)
10.4	Waiver Agreements, dated as of January 24, 2000, between Castle Creek Technology Partners, LLC, Styleclick.com Inc. and USANi Sub LLC	(B)
10.5	Credit Agreement, dated as of January 24, 2000, between Styleclick.com Inc. and USA Networks, Inc.	(B)
10.6	Bridge Loan Warrant Agreement, dated as of January 24, 2000, between Styleclick.com Inc. and USA Networks, Inc.	(B)
10.7	Warrant to purchase 328,084 Shares of common stock of Styleclick.com Inc. issued to USA Networks, Inc., dated as of January 24, 2000	(B)
10.8	Collateral Agreement, dated as of January 24, 2000, between Styleclick.com Inc. and USA Networks, Inc.	(B)
10.9	Promissory Note, dated as of January 24, 2000, in a principal amount not to exceed $10 million Issued by Styleclick.com Inc. to USA Networks, Inc.	(B)
10.10	Facilities Lease dated May 30, 2000, by and between W9/WLA Real Estate Limited Partnership, as Landlord, and Styleclick, Inc.	(D)
10.11	Employment Agreement between Styleclick, Inc. and Maurizio Vecchione dated as of July 27, 2000	(E)

10.12	Employment Agreement between Styleclick, Inc. and Edward Zinser dated as of December 14, 2000	(E)
10.13	2000 Stock Plan	(E)
10.14	2000 Director's Stock Option Plan	(E)
10.15	Asset Purchase Agreement, dated as of March 21, 2001, by and among Styleclick, Inc., Lakeview Ventures, L.L.C., Ian Drury and Brent Hill	(F)
10.16	Letter Agreement, dated as of March 21, 2001, by and between Styleclick, Inc. and Maurizio Vecchione	(F)
10.17	Letter Agreement, dated as of March 21, 2001, by and between Styleclick, Inc. and Edward Zinser	(F)
10.18	Employment Agreement, dated as of March 22, 2001, by and between Styleclick, Inc. and Ian Drury	(F)
10.19	Employment Agreement, dated as of March 22, 2001, by and between Styleclick, Inc. and Brent Hill	(F)
10.20	Services Agreement, dated as of May 14, 2001, by and between Styleclick, Inc. and USA Electronic Commerce Services LLC	(F)
10.21	Credit Agreement between USA Networks, Inc. and Styleclick, Inc.	(G)
10.22	Amended and Restated Services Agreement dated as of March 25, 2002, by and between Styleclick, Inc. and ECS Sports Fulfillment LLC	†
10.23	Amended and Restated Services Agreement dated as of March 25, 2002, by and between Styleclick, Inc. and ECS Sports Fulfillment LLC	†
10.24	Amended and Restated Services Agreement dated as of March 25, 2002, by and between Styleclick, Inc. and ECS Sports Fulfillment LLC	†
10.25	Amended and Restated Services Agreement dated as of March 25, 2002, by and between Styleclick, Inc. and ECS Sports Fulfillment LLC	†
21.1	Subsidiaries of Registrant	†
23.1	Consent of Ernst & Young LLP	†

†
Filed herewith.

(A)
Incorporated by reference to exhibits filed in response to Item 21, "Exhibits," of the Registrant's Registration Statement on Form S-4 (File No. 333-33194) filed with the Commission on June 23, 2000.

(B)
Incorporated by reference to exhibits filed in response to Item 21, "Exhibits," of the Registrant's Registration Statement on Form S-4 (File No. 333-33194) filed with the Commission on March 24, 2000.

(C)
Incorporated by reference to exhibits filed in response to Item 21, "Exhibits," of the Registrant's Registration Statement on Form S-4 (File No. 333-33194) filed with the Commission on June 15, 2000.

(D)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Commission on November 7, 2000.

(E)
Incorporated by reference to the Registrant's Report on Form 10-K filed with the Commission on April 2, 2001.

(F)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Commission on May 15, 2001.

(G)
Incorporated by reference to the Registrant's Report on Form 10-Q filed with the Commission on November 14, 2001.

Schedule II: Valuation and qualifying accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions (2,3)	Balance at End of Period
Balance at December 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$700,000	$122,000	$—		$686,000	$136,000
Inventory reserve	1,391,000	2,925,000	—		1,576,000	2,740,000

Total	$2,091,000	$3,047,000	$—		$2,262,000	$2,876,000

Balance at December 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$42,000	$473,000	$194,000	(1)	$9,000	$700,000
Inventory reserve	1,666,000	1,106,000	—		$1,381,000	1,391,000

Total	$1,708,000	$1,579,000	$194,000		$1,390,000	$2,091,000

Balance at December 31, 1999
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$41,000	$1,000	$—		$—	$42,000
Inventory reserve	1,421,000	245,000	—		—	1,666,000

Total	$1,462,000	$246,000	$—		$—	$1,708,000

(1)
Acquisition of Styleclick.com at July 27, 2000.

(2)
Uncollectable accounts written off, net of recoveries

(3)
Disposition of inventories during the year

QuickLinks

STYLECLICK, INC. INDEX TO ANNUAL REPORT ON FORM 10-K For The Fiscal Year Ended December 31, 2001
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure of Market Risk
  Item 8. Consolidated Financial Statements and Supplementary Data
REPORT OF INDEPENDENT AUDITORS
Styleclick, Inc. Consolidated Balance Sheets
Styleclick, Inc. Consolidated Statements of Operations
Styleclick, Inc. Consolidated Statements of Stockholders' Equity
Styleclick, Inc. Consolidated Statements of Cash Flows
Styleclick, Inc. Notes to Consolidated Financial Statements
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Forms 8-K
SIGNATURE
EXHIBIT INDEX
Schedule II: Valuation and qualifying accounts