Form 10-K/A
period 2001-12-31
STYLECLICK INC
filed 2002-04-30
CIK 1109705

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission file number 0-31043

STYLECLICK, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4106745 (I.R.S. Employer Identification No.)
111. E. Wacker Drive, Chicago, Illinois (Address of principal executive offices)	60601 (Zip Code)

Registrant's telephone number, including area code: (312) 856-1081

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $2,944,871 based on the average bid and asked prices of $0.33 per share as quoted on the OTC Bulletin Board on March 26, 2002.

        The number of outstanding shares of the registrant's common stock as of March 26, 2002, was:

Class A common stock	9,872,653	*

Class B common stock	23,039,706

	32,912,359

*
Includes 948,000 shares of restricted stock subject to vesting.

Only Class A common stock is publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE:

        None.

EXPLANATORY NOTE

        Since a Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders will not be filed prior to April 30, 2002, following is information required by Part III of Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

        The following table sets forth certain pertinent information regarding the members of the Board of Directors of Styleclick, Inc. ("Styleclick" or the "Company").

NAME	AGE	CAPACITY
Lisa Brown	46	Chairman, Chief Executive Officer and Director
Julius Genachowski	39	Director
Daniel Marriott	33	Director
Jonathan Miller	45	Director
Leslie Saleson(1)(2)	49	Director
Hamilton South(1)(2)	37	Director
Deirdre Stanley	37	Director
John Tinker(1)(2)	45	Director

(1)
Member of the Compensation Committee

(2)
Member of the Audit Committee

        Ms. Brown has served as a director, Chairman and Chief Executive Officer of Styleclick since March 2001. Ms. Brown also serves as Chief Executive Officer and President of USA Electronic Commerce Solutions LLC ("ECS"), a subsidiary of USA Networks, Inc. ("USA"), a position she has held since August 2000. Ms. Brown was Executive Vice President, Sales, of ECS from August 1999 to August, 2000. ECS packages scalable solutions for e-commerce customers in the areas of merchandising, database marketing, teleservicing, online customer care and fulfillment. From May 1999 to October 1999, Ms. Brown served as a consultant to USA on an exclusive basis. From January 1997 to April 1999, Ms. Brown was a consultant in the area of e-customer relationship management. From June 1987 to December 1996, Ms. Brown served as Vice President and General Sales Manager of TeleRep, Inc., a television station representative and a division of Cox Communications, Inc., a broadband communications company.

        Mr. Genachowski has served as a director of Styleclick since October 2000. Mr. Genachowski has been Executive Vice President, General Counsel and Secretary of USA since January 2002 and Senior Vice President, General Counsel and Secretary of USA since August 2000. Mr. Genachowski joined USA in December 1997 as General Counsel and Senior Vice President, Business Development of USA Broadcasting. He has also held the position of Vice President, Corporate Development at Ticketmaster Online-Citysearch, Inc. From 1994 — 1997, Mr. Genachowski served at the Federal Communications Commission as Chief Counsel to Chairman Reed Hundt and, before that, as Special Counsel to General Counsel William E. Kennard. He served as a law clerk to Supreme Court Justice David H. Souter in 1993-1994 and, in 1992 — 1993, to retired Supreme Court Justice William J. Brennan, Jr. He was also a law clerk to Chief Judge Abner J. Mikva of the U.S. Court of Appeals of the D.C. Circuit. Mr. Genachowski has worked for Representative (now Senator) Charles Schumer, as well as the U.S. House of Representatives Iran-Contra Committee. Mr. Genachowski also serves as a director of Expedia, Inc. and Hotel Reservations Network, Inc.

        Mr. Marriott has served as a director of Styleclick since March 2002. Mr. Marriott has served as Senior Vice President, Strategic Planning, of USA since February 2002. He served as Executive Vice President, Corporate Strategy and Development of Ticketmaster (f/k/a Ticketmaster Online-Citysearch, Inc.) from January 2000 to February 2002. Prior to such position, Mr. Marriott served as Executive Vice President, Business Development, of Ticketmaster from February 1999 to December 1999 and Executive Vice President, Product Development and Marketing, of Ticketmaster from August 1997 to January 1999. Prior to joining Ticketmaster, Mr. Marriott was employed by PepsiCo for more than seven years, most recently in the position of Senior Product Manager for PepsiCo's Frito-Lay division. Mr. Marriott holds a B.S. in Economics and a M.B.A., both from the University of Illinois.

        Mr. Miller has served as a director of Styleclick since July 2000. Mr. Miller is the President and Chief Executive Officer of USA Information and Services ("USAIS"), one of three operating units within USA. Prior to his role with USAIS, Mr. Miller served as President and Chief Executive Officer of USA Electronic Commerce Solutions since October 1999. Previously, Mr. Miller served as President and Chief Executive Officer of USA Broadcasting. Before joining USA Broadcasting in July of 1997, Mr. Miller served as the Managing Director of Nickelodeon International. Mr. Miller joined Nickelodeon as the Chief Executive Officer/Managing Director of Nick UK in 1993. He also served as Chief Executive of Paramount's first branded international channel, launching the Paramount Comedy Channel in London, UK. Before joining Viacom (Paramount), Mr. Miller was Vice President, Programming, NBA Properties and Co-General Manager of NBA Entertainment at the National Basketball Association from 1988 to 1993. Before joining NBA Entertainment, Mr. Miller was Director of Programming at WGBH-TV/PBS in Boston. Mr. Miller also serves as a director of Ticketmaster, Hotel Reservations Network, Inc. and Expedia, Inc.

        Ms. Saleson has been a director of Styleclick since July 2000. Since November 1998, Ms. Saleson has been President and Chief Operating Officer of Abbott Resource Group, Inc., a privately held company based in Irvine, California. From April 1997 to November 1998, Ms. Saleson served as an independent financial advisor to several corporations. From February 1994 to April 1997, Ms. Saleson was a managing director of The Wescott Group, a Beverly Hills-based merchant bank. From 1990 to 1993 Ms. Saleson was an owner, Co-Chief Executive Officer and Chief Financial Officer of Pogens, Inc., a packaged cookie manufacturer. In 1981, Ms. Saleson founded Saleson and Company, Inc., an investment-banking firm, where she served as President until 1990.

        Mr. South has been a director of Styleclick since July 2000. Since April 2000, Mr. South has served as President and Chief Executive Officer of HL Group, LLC, a strategic marketing and communications firm. Mr. South served as Group President and Chief Marketing Officer of Polo Ralph Lauren Corp. from July 1996 through March 2000. Prior to joining Polo in 1996, Mr. South was editor-at-large of Vanity Fair Magazine.

        Ms. Stanley has been a director of Styleclick since March 2001. Ms. Stanley has served as Executive Vice President, Business Development and Strategy of ECS since May 2001. Prior to that, Ms. Stanley served as Senior Vice President and General Counsel of USAIS since July 2000, and as Deputy General Counsel of USA since June 1999. Before joining USA, Ms. Stanley was Associate General Counsel—Strategic Transactions for GTE Corporation from April 1997 to May 1999. Prior to joining GTE, Ms. Stanley was associated with the law firm of Cravath, Swaine and Moore.

        Mr. Tinker has been a director of Styleclick since July 2000. He has been Managing Director of Blaylock & Partners LP since April 2002. Prior to that, he was founder and Managing Partner of Steamer Capital, LLC, a hedge fund focusing on public investments in the Internet, media and telecommunications industries. Prior to forming Steamer Capital, LLC in 1999, Mr. Tinker served as Senior Managing Director and co-founder of the Media and Communications group and Senior Research Analyst covering media and entertainment companies at Montgomery Securities from 1996 to

1999. From 1991 to 1996, Mr. Tinker served as Managing Director of Media and Entertainment research at Furman Selz. Prior to joining Furman Selz, Mr. Tinker served as the research analyst covering media and entertainment for Morgan Stanley & Co. from 1987 to 1991. Previously, Mr. Tinker also worked for Polygram Records in the United Kingdom.

EXECUTIVE OFFICERS

        The following table sets forth certain information regarding the executive officers of the Company.

NAME	AGE	POSITION
Lisa Brown	46	Chairman and Chief Executive Officer
Michael Adler	38	Acting Chief Financial Officer and Acting Chief Operating Officer
Ian Drury	36	Executive Vice President
Brent Hill	35	Executive Vice President

        Ms. Brown's experience is described under the heading "Directors," above.

        Mr. Adler has served as Acting Chief Financial Officer and Chief Operation Officer of Styleclick since April 2002. Mr Adler also serves as Vice President of Financial Analysis and Operational Reporting at of USA, a position he has held since February 2002. Mr. Adler joined USA in May, 2001 as Senior Vice President, Finance and Administration, for its USA Information and Services Group and was promoted to his current position at USA in February 2002. Prior to joining USAIS, Mr. Adler held a number of positions, including Chief Financial Officer and General Counsel for SchoolSports, Inc. from September 1999 to April 2001 and Vice President and General Counsel for Cheyenne Software, Inc. from 1993 to 1996. Prior to that, Mr. Adler practiced law with Feldman, Waldman & Kline in San Francisco from 1988 to 1993. He received his Bachelor's of Science degree in Economics, Magna Cum Laude, from the Wharton School, University of Pennsylvania. He received his Juris Doctor from the University of Pennsylvania Law School.

        Mr. Drury has served as an Executive Vice President of the Company since March 2001. Mr. Drury was Vice President and Chief Technology Officer of MVP.com, Inc., from November 1999 to March 2001. Prior to that, Mr. Drury co-founded BigEdge.com, an online sporting goods retailer, and served as its President from April 1999 until November 1999, when BigEdge.com merged with MVP.com. Mr. Drury was with Andersen Consulting (now known as Accenture) from 1988 to April 1999, most recently in the position of Associate Partner in the Technology practice.

        Mr. Hill has served as an Executive Vice President of the Company since March 2001. Mr. Hill was Vice President, Business and Corporate Development, of MVP.com, Inc., from November 1999 to March 2001. Prior to that, Mr. Hill co-founded BigEdge.com, an online sporting goods retailer, and served as its Chief Executive Officer from April 1999 until November 1999, when BigEdge.com merged with MVP.com. Mr. Hill was with Andersen Consulting (now known as Accenture) from 1989 to April 1999, most recently in the position of Senior Manager in the Technology practice.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of any equity security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to the Company. Based solely on a review of the copies of the forms that the Company received, the Company believes that all forms were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth certain summary information concerning the compensation awarded to or earned by, or paid for services rendered by, the Named Officers during the fiscal years ended December 31, 2001 and 2000. The following persons are collectively referred to as the "Named Officers" with respect to the period covered: (1) each person who served as the Company's Chief Executive Officer during fiscal year 2000; (2) each of the two executive officers who were serving as executive officers at the end of fiscal year 2001 whose total annual salary and bonus exceeded $100,000 during such period; and (3) one former executive officer who would have been included in (2) above for the fiscal year 2001 but for the fact that he was not serving as an executive officer at the end of fiscal year 2001. The Company began operations on July 27, 2000, the date of the closing of the transaction (the "Merger") pursuant to which Styleclick.com Inc. and Internet Shopping Network LLC were merged with subsidiaries of the Company. The compensation information below for the fiscal year ended December 31, 2000 includes compensation earned by the Named Officers in such fiscal year in their capacity as officers of Styleclick.com and Internet Shopping Network prior to July 27, 2000.

					Long-Term Compensation
			Annual Compensation		Styleclick Restricted Stock Award(s) ($)		Securities Underlying Styleclick Options (#)(1)
Name	Principal Position(s)	Fiscal Year	Salary ($)	Bonus ($)
Lisa Brown(2)	Chairman and Chief Executive Officer	2001	53,125	—	—		—
Ian Drury(3)	Executive Vice President	2001	193,974	—	604,000	(4)	370,000
Barry Hall(5)	Executive Vice President, Chief Financial Officer	2001 2000	105,639 164,987	92,500 —	— —		— 100,000
Brent Hill(6)	Executive Vice President	2001	182,528	—	604,000	(4)	300,000
Maurizio Vecchione(7)	Chief Executive Officer	2001 2000	80,951 238,564	— 100,000	— —		— 150,000

(1)
At the effective time of the Merger, (a) each outstanding option to purchase a share of common stock of Styleclick.com became an option to purchase one share of the Company's Class A Common Stock, at an exercise price equal to the exercise price per share of Styleclick.com common stock immediately prior to the Merger, and (b) each outstanding option to purchase a limited liability company unit of Internet Shopping Network became an option to purchase 0.601 shares of the Company's Class A Common Stock, at an exercise price equal to the exercise price per Internet Shopping Network unit immediately prior to the Merger multiplied by 1.664. The number of securities underlying options in the table and the related footnotes are adjusted to reflect the conversion which occurred at the Merger.

(2)
Ms. Brown has served as Chairman and Chief Executive Officer of the Company since March 2001. Ms. Brown also serves as the Chief Executive Officer and President of USA Electronic Commerce Solutions LLC ("ECS"). Pursuant to a Services Agreement between Styleclick and ECS, Styleclick compensates ECS for Ms. Brown's services in an amount equal to the "Designated Percentage" of the base salary she receives from ECS. "Designated Percentage" means a fraction, the numerator of which is the amount of time Ms. Brown is expected to spend providing services to Styleclick and the denominator of which is the amount of time Ms. Brown is expected to spend providing services to Styleclick and ECS, in the aggregate. The amount set forth above under the heading "Salary" reflects the amount of Ms. Brown's base salary from ECS for which Styleclick compensated ECS during 2001. The table does not include options to purchase

  USA common stock and USA restricted stock granted to Ms. Brown by USA in 2001 in consideration of her services to ECS.

(3)
Mr. Drury has served as the Company's Executive Vice President since March 2001.

(4)
The dollar amount of these restricted stock award is calculated based on the $2.00 closing price per share of Styleclick's Class A Common Stock on March 22, 2001, the date on which these restricted stock awards were granted. As of December 31, 2001, Messrs. Drury and Hill each held 302,000 shares of restricted stock granted pursuant to this restricted stock award. The value of the shares held by each of Messrs. Drury and Hill as of December 31, 2001 was $66,440, based on the $0.22 closing price per share of Styleclick's Class A Common Stock on December 31, 2001.

(5)
Mr. Hall served as the Company's Executive Vice President, Chief Financial Officer, from July 27, 2000 until July 2001. Mr. Hall's compensation for the fiscal year ended December 31, 2000 includes salary of $87,500 earned prior to July 27, 2000 in his capacity as Executive Vice President, Chief Financial Officer, of Styleclick.com and options to purchase 100,000 shares of Class A Common Stock granted prior to July 27, 2000.

(6)
Mr. Hill has served as the Company's Executive Vice President since March 2001.

(7)
Mr. Vecchione joined the Company as its Chief Executive Officer on July 27, 2000 and served in such capacity until his resignation from the Company in March 2001. Mr. Vecchione's compensation for the fiscal year ended December 31, 2000 includes salary of $134,167 earned prior to July 27, 2000 in his capacity as Co-Chief Executive Officer of Styleclick.com, options to purchase 150,000 shares of Class A Common Stock granted prior to July 27, 2000, and a cash bonus of $100,000 granted prior to July 27, 2000.

OPTION GRANTS

        The following table sets forth certain information regarding option grants to the Named Officers during the year ended December 31, 2001.

	Individual Grants Number of Common Shares Underlying Options Granted (Shares)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(3)
		Percentage of Total Options Granted to Employees In Fiscal Year(1)
Name			Exercise or Base Price ($/Share)(2)	Expiration Date
					5%	10%
Lisa Brown(4)	—	—	—	—	—	—
Ian Drury	370,000	24.1%	$1.09	3/22/11	$255,300	$747,400
Barry Hall	—	—	—	—	—	—
Brent Hill	300,000	19.6%	$1.09	3/22/11	$207,000	$606,000
Maurizio Vecchione	—	—	—	—	—	—

(1)
These percentages are based on options to purchase an aggregate of 1,534,403 shares of Styleclick's Class A Common Stock that were granted under the Company's Stock Plans to the Company's employees, including the Named Officers, during the year ended December 31, 2001.

(2)
The exercise price per share of each option to purchase Styleclick's Class A Common Stock was equal to the fair market value of Styleclick's underlying Class A Common Stock on the trading day immediately preceding the date of grant as determined by the Compensation Committee of Styleclick's Board of Directors.

(3)
Potential gains on options to purchase shares of Styleclick's Class A Common Stock are calculated based on the closing price per share of Styleclick's Class A Common Stock on the date of grant, net of the respective exercise price but before taxes associated with the exercise. The 5% and 10% assumed annual rates of compounded stock appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Class A Common Stock price. Actual gains, if any, on stock option exercises are dependent on the future market price of shares of Class A Common Stock, the Company's future financial performance and overall market conditions.

(4)
The table does not include options to purchase USA common stock granted to Ms. Brown by USA in 2001 in consideration of her services to ECS.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

        The following table sets forth the number of shares acquired upon the exercise of stock options during the year ended December 31, 2001 and the number of shares covered by both exercisable and unexercisable stock options held by the Named Officers at December 31, 2001.

        At the effective time of the Merger, (a) each outstanding option to purchase a share of common stock of Styleclick.com became an option to purchase one share of the Company's Class A Common Stock, at an exercise price equal to the exercise price per share of Styleclick.com common stock immediately prior to the Merger, and (b) each outstanding option to purchase a limited liability company unit of Internet Shopping Network became an option to purchase 0.601 shares of the Company's Class A Common Stock, at an exercise price equal to the exercise price per Internet Shopping Network unit immediately prior to the Merger multiplied by 1.664. The information set forth in the following table and the related footnotes is adjusted to reflect the conversion which occurred at the Merger.

Number of Common Shares Underlying Unexercised Options At December 31, 2001
Value of Unexercised In-The-Money Options At December 31, 2001(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Lisa Brown(2)	—	—	—	—	—	—
Ian Drury	—	—	—	370,000	—	$0
Barry Hall	—	—	—	—	—	—
Brent Hill	—	—	—	300,000	—	$0
Maurizio Vecchione	—	—	—	—	—	—

(1)
Calculated using closing price on December 31, 2001 of Styleclick's Class A Common Stock of $0.22 per share.

(2)
The table does not include options to purchase USA common stock granted to Ms. Brown by USA in consideration of her services to ECS.

COMPENSATION OF DIRECTORS

        Except as described below, the members of the Board of Directors are generally not currently compensated for their services to Styleclick other than for reimbursement of their expenses incurred in connection with such services. Independent directors receive automatic stock option grants with fair market exercise prices pursuant to the provisions of the Company's 2000 Director's Stock Option Plan in the amount of 5,000 shares effective upon first election to the Board and in the amount of 5,000 annually upon re-election to the Board.

        During fiscal year 2001, each of Ms. Saleson, Mr. South and Mr. Tinker received a grant of 5,000 stock options (Class A shares) under the Company's 2000 Directors Stock Option Plan. All of the grants vest ratably over the course of four years and remain effective for 10 years from the date of the grant unless the director ceases to be a director and/or employee of the Company before the expiration date of the options.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT
AND CHANGE-IN-CONTROL ARRANGEMENTS

        The Company has entered into a three year employment agreement with each of Messrs. Drury and Hill. Pursuant to his employment agreement, Mr. Drury's base salary is $250,000 and he is eligible for annual bonuses based on performance. In addition, the agreement provides that Mr. Drury will receive options to purchase 185,00 shares of the Company's Class A Common Stock, which options will vest ratably over four years, and options to purchase 185,000 shares of the Company's Class A Common Stock, which options will vest on the eighth anniversary of grant, unless certain performance criteria are met in which case the options will vest 25% on the first anniversary of grant and 75% on the second anniversary of grant. The employment agreement also provides that Mr. Drury will receive 302,000 shares of restricted stock, which will vest ratably over four years. Pursuant to his employment agreement, Mr. Hill's base salary is $235,500 and he is eligible for annual bonuses based on performance. In addition, the agreement provides that Mr. Hill will receive options to purchase 150,000 shares of the Company's Class A Common Stock, which options will vest ratably over four years, and options to purchase 150,000 shares of the Company's Class A Common Stock, which options will vest on the eighth anniversary of grant, unless certain performance criteria are met in which case the options will vest 25% on the first anniversary of grant and 75% on the second anniversary of grant. The employment agreement also provides that Mr. Hill will receive 302,000 shares of restricted stock, which will vest ratably over four years. The employment agreements also provide that if either of Messrs. Drury's or Hill's employment is terminated, the terminating employee will maintain the confidentiality of Company information, and not compete with the Company's principal businesses for two years after such termination. In addition, the terminating employee will not solicit the employment of any Company employee, nor hire any Company employee, for two years after such termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Board of Directors has a Compensation Committee, which in fiscal year 2000 was comprised of Ms. Saleson, Mr. South and Mr. Tinker. None of the members of the Compensation Committee is or was in the past an officer or employee of Styleclick or any of its subsidiaries. No interlocking relationship exists between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has such an interlocking relationship existed in the past.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STYLECLICK CLASS A COMMON STOCK

        The following table sets forth, as of March 15, 2002, certain information regarding the beneficial ownership of Styleclick's Class A Common Stock by: (1) each person or entity who is known by Styleclick to own beneficially 5% or more of its outstanding Class A Common Stock; (2) each of Styleclick's directors; and (3) each of the Named Officers and (4) all of Styleclick's directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Beneficially Owned(2)	Percentage of Class(2)	Percentage of Total Voting Power(2)
USA Networks, Inc.(3) 152 West 57th Street, 42nd Floor New York, NY 10019	36,060,973	78.7%	97.4%
Joyce Freedman(4)	1,593,474	16.1%	**
Lee Freedman(5)	1,201,907	12.2%	**
Lisa Brown	—	—	—
Julius Genachowski	—	—	—
Daniel Marriott	—	—	—
Jon Miller(6)	25,000	*	**
Deirdre Stanley	—	—	—
Leslie Saleson(7)	24,250	*	**
Hamilton South(8)	1,250	*	**
John Tinker(9)	1,250	*	**
Ian Drury(10)	394,500	4.0%	**
Barry Hall(11)	—	—	—
Brent Hill(12)	377,000	3.8%	**
Maurizio Vecchione(13)	—	—	—
All executive officers and directors as a group (10 persons)(14)	823,250	8.2%	**

*
Less than 1% of the outstanding Class A Common Stock.

**
Less than 1% of the total voting power of the total voting power.

(1)
The address of Messrs. Genachowski, Miller and Marriott is: c/o USA Networks, Inc., 152 West 57th Street, 42nd  Floor, New York, NY 10019. Except as otherwise indicated, the address of each of the other named individuals is: c/o Styleclick, 111 E. Wacker Drive, Chicago, IL 60601.

(2)
Pursuant to the Company's Certificate of Incorporation, shares of Class B Common Stock are convertible at any time into an equal number of shares of Class A Common Stock. The percentage of shares beneficially owned assumes the conversion of all shares of Class B Common Stock beneficially owned by the listed person, but not the conversion of Class B Common Stock owned by any other person. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Amounts shown in the above table and the following notes include shares issuable upon exercise of stock options and warrants to purchase shares of Class A Common Stock and Class B Common Stock which are exercisable within 60 days of March 15, 2002. To calculate percentage of total voting power, each share of Class B Common Stock is multiplied by 10 (the amount of votes to which each share is entitled under the Company's Certificate of Incorporation).

(3)
Consists of 23,039,706 shares of Class B Common Stock held by USA, warrants to purchase 12,907,260 shares of Class B Common Stock held by USA, and 114,007 shares of Class A Common Stock held by HSN GP, a subsidiary of USA.

(4)
Consists of 369,292 shares of Class A Common Stock held by Ms. Freedman as her separate property and with respect to which she does not share voting or investment power with her spouse, Lee Freedman, and 986,955 shares of Class A Common Stock held jointly by Ms. Freedman and Mr. Freedman.

(5)
Consists of 139,952 shares of Class A Common Stock held by Mr. Freedman as his separate property and with respect to which he does not share voting or investment power with his spouse, Joyce Freedman, and 986,955 shares of Class A Common Stock held jointly by Mr. Freedman and Ms. Freedman.

(6)
Consists of options to purchase 25,000 shares of Class A Common Stock.

(7)
Consists of options to purchase 24,250 shares of Class A Common Stock.

(8)
Consists of options to purchase 1,250 shares of Class A Common Stock.

(9)
Consists of options to purchase 1,250 shares of Class A Common Stock.

(10)
Consists of options to purchase 92,500 shares of Class A Common Stock and 302,000 shares of Styleclick restricted stock subject to vesting.

(11)
Mr. Hall served as the Company's Chief Financial Officer until July 2001. He is no longer an officer of the Company.

(12)
Consists of options to purchase 75,000 shares of Class A Common Stock and 302,000 shares of Styleclick restricted stock subject to vesting.

(13)
Mr. Vecchione served as the Company's Chief Executive Officer and as a Director until March 2001. He is no longer either an officer or director of the Company.

(14)
See notes (6) through (10) and (12).

STYLECLICK CLASS B COMMON STOCK

        The following table sets forth, as of March 15, 2002, certain information relating to the beneficial ownership of Styleclick's Class B Common Stock by (1) each person or entity who is known by Styleclick to beneficially own 5% or more of its outstanding Class B Common Stock; (2) each of

Styleclick's directors; (3) each of Styleclick's Named Officers; and (4) all of Styleclick's directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Beneficially Owned(2)	Percentage of Class(2)
USA Networks, Inc. 152 West 57th Street, 42nd Floor New York, NY 10019	35,946,966	100%
Lisa Brown	—	—
Julius Genachowski	—	—
Daniel Marriott	—	—
Jon Miller	—	—
Deirdre Stanley	—	—
Leslie Saleson	—	—
Hamilton South	—	—
John Tinker	—	—
Ian Drury	—	—
Barry Hall	—	—
Brent Hill	—	—
Maurizio Vecchione	—	—
All executive officers and directors as a group (10 persons)	—	—

(1)
The address of Messrs. Genachowski, Miller and Marriott is: c/o USA Networks, Inc., 152 West 57th Street, 42nd Floor, New York, NY 10019. Except as otherwise indicated, the address of each of the other named individuals is: c/o Styleclick, 111 E. Wacker Drive, Chicago, IL 60601.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Class B common stock shown as beneficially owned by them. Amounts shown in the above table and the following notes include shares issuable upon exercise of stock options to purchase shares of Class B Common Stock which are exercisable within 60 days of March 15, 2002. Shares of Class B Common Stock can be converted at any time into an equal number of shares of Class A Common Stock.

(3)
Consists of 23,039,706 shares of Class B Common Stock held by USA and warrants to purchase 12,907,260 shares of Class B Common Stock held by USA.

USA COMMON STOCK

        The following table sets forth, as of March 15, 2002, information relating to the beneficial ownership of the common stock of USA Networks, Inc. ("USA") by (1) each of Styleclick's directors, (2) each of the Named Officers and (3) all of Styleclick's executive officers and directors as a group. For each listed person, the number of shares of USA common stock and percent of such common stock listed assumes the conversion of any shares of USA Class B common stock owned by such person, but does not assume the conversion of USA Class B common stock owned by any other person. Shares of USA Class B common stock may at the option of the holder be converted on a one-for-one basis into shares of USA common stock. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest. For each listed person, the number of shares and percent of class listed includes shares of USA common stock that may be acquired by such person through the exercise of stock options that are or will be exercisable within 60 days of March 15, 2002.

        The percentage of votes for all classes of USA common stock is based on one vote for each share of USA common stock and ten votes for each share of USA Class B common stock. These figures do not include any unissued shares of USA common stock or USA Class B common stock issuable upon conversion of Liberty Media Corporation's ("Liberty") Home Shopping Network, Inc. ("Holdco") and USANi LLC shares beneficially owned by Liberty or Vivendi Universal S.A. ("Vivendi Universal").

Name and Address of Beneficial Owner(1)	Beneficially Owned	Percentage Of Class	Percentage of Total Voting Power
Lisa Brown(2)	104,500	*	**
Julius Genachowski(3)	155,895	*	**
Daniel Marriott(4)	90,500	*	**
Jon Miller(5)	196,250	*	**
Deirdre Stanley(6)	46,671	*	**
Leslie Saleson	—	—	—
Hamilton South	—	—	—
John Tinker	—	—	—
Ian Drury	—	—	—
Barry Hall	—	—	—
Brent Hill	—	—	—
Maurizio Vecchione	—	—	—
All executive officers and directors as a group (10 persons)(7)	593,731	*	**

*
Less than 1% of the outstanding USA common stock.

**
Less than 1% of the total voting power of the USA common stock and the Class B common stock of USA, par value $.01 per share.

(1)
The address of Messrs. Genachowski, Miller and Marriott is: c/o USA Networks, Inc., 152 West 57th Street, 42nd Floor, New York, NY 10019. Except as otherwise indicated, the address of each of the other named individuals is: c/o Styleclick, 111 E. Wacker Drive, Chicago, IL 60601.

(2)
Consists of 10,000 shares of USA restricted stock and options to purchase 94,500 shares of USA common stock granted under USA's stock option plans.

(3)
Consists of 20,062 shares of USA common stock, 25,000 shares of USA restricted stock and options to purchase 110,833 shares of USA common stock granted under USA's stock option plans.

(4)
Consists of 3,000 shares of USA restricted stock and options to purchase 87,500 shares of USA common stock granted under USA's stock option plans.

(5)
Consists of 20,000 shares of USA restricted stock and options to purchase 176,250 shares of USA common stock granted under USA's stock option plans.

(6)
Consists of 421 shares of USA common stock and options to purchase 46,250 shares of USA common stock granted under USA's stock option plans.

(7)
See Notes (2) through (6).

USA CLASS B COMMON STOCK

        The following table sets forth, as of March 15, 2002, information relating to the beneficial ownership of USA Class B common stock by (1) each of Styleclick's directors, (2) each of the Named Officers and (3) all of Styleclick's executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Percentage of Class	Beneficially Owned(2)
Lisa Brown	—	—
Robert Halper	—	—
Julius Genachowski	—	—
Daniel Marriott	—	—
Jon Miller	—	—
Deirdre Stanley	—	—
Leslie Saleson	—	—
Hamilton South	—	—
John Tinker	—	—
Ian Drury	—	—
Barry Hall	—	—
Brent Hill	—	—
Maurizio Vecchione	—	—
All executive officers and directors as a group (10 persons)	—	—

(1)
The address of Messrs. Genachowski, Miller and Marriott is: c/o USA Networks, Inc., 152 West 57th Street, 42nd Floor, New York, NY 10019. Except as otherwise indicated, the address of each of the other named individuals is: c/o Styleclick, 111 E. Wacker Drive, Chicago, IL 60601.

(2)
All or any portion of shares of USA Networks Class B common stock may be converted at any time into an equal number of shares of USA Networks common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

Transactions With Affiliates

USA And Related Entities

        Both within and outside the ordinary course of business, the Company and its affiliates, other than USA and its controlled affiliates, on the one hand, and USA and its affiliates, other than the Company and its controlled affiliates, on the other hand, engage in various transactions. The Company expects that these transactions do and will result in terms to the Company that are at least as favorable as those that could be obtained from a third party, where applicable. USA holds approximately 97% of the voting power of the Company's outstanding common stock. Ms. Brown and Ms Stanley are officers of ECS, a wholly-owned subsidiary of USA, and Messrs. Genachowski, Miller, Marriott and Adler are officers of USA.

Merger Of Styleclick.Com Inc. And Internet Shopping Network LLC

        The Company was incorporated in the State of Delaware on March 22, 2000 as a subsidiary of USANi LLC, which is a subsidiary of USA. On July 27, 2000, USA contributed Internet Shopping Network LLC ("ISN") to the Company in conjunction with the acquisition of Styleclick.com by the Company. In connection with the Merger, the Company issued: (1) 22,500,985 shares of its Class B common stock to USA; (2) 538,721 shares of its Class B common stock to USANi LLC; (3) a warrant to USA, expiring in July 2010, to purchase 12,579,176 shares of its Class B common stock at $11.50 per share, which provides that USA may exercise the warrant without payment of cash by electing to receive only the number of shares equal to the increase in the value of the warrant divided by the market price of the shares at the time of exercise and that USA may pay up to 50% of the exercise price of the warrant in the form of advertising and promotional services provided to the Company; and (4) a warrant to USA, expiring in January 2010, to purchase 328,084 shares of its Class B common stock at $19.05 per share. Such issuances were in consideration of all of the equity of ISN, $40 million dollars in cash, $10 million in advertising and promotion services to be provided by USA to the Company over a three-year period and a $10 million line of credit provided by USA to Styleclick.com (which line of credit was fully paid-off and terminated following the Merger).

Line Of Credit

        In connection with the consolidation of its operations to offices in Chicago in July 2001, the Company received a revolving line of credit for $15 million from USA. The credit line matures on January 26, 2003, or, at USA's option, anytime thereafter. The line of credit carries an interest rate of USA's average blended cost of borrowing, currently LIBOR plus .75%. The credit line can be drawn against only with the approval of the Company's Board of Directors, and the Company can not ensure that any such approval will be given in the future. As of April 30, 2002, the Company had drawn down $12 million under the line of credit, including $4 million that was drawn down on March 25, 2002.

USA Electronic Commerce Solutions

        ECS was the Company's largest customer during 2001. During the three months ended December 31, 2001, 98% of the Company's revenues came from ECS as a customer with respect to services provided to four of ECS's third party customers: NASCAR, SportsLine.com, Inc., the PGA Tour and the NHL. ECS-related business accounted for $2.9 million, or 40% of the Company's 2001 revenues, and 80% of the Company's 2001 revenues exclusive of revenues attributable to FirstJewelry.com and FirstAuction.com, websites which the Company shut down in May 2001. The Company expects that ECS will continue to represent substantially all of the Company's revenue in

2002. Accordingly, the Company is dependent upon ECS's ability to sell services, including the services provided by the Company, to its existing and future customers. ECS's inability to achieve significant new sales or its decision not to utilize the services of the Company would have a material adverse effect on the Company's business, financial condition, and results of operations.

        ECS provides certain business operations and financial services to the Company as defined in a services agreement entered into in March 2001. Under this agreement, ECS charged the Company $0.2 million for the year ended December 31, 2001.

Home Shopping Network

        The Home Shopping Network, a subsidiary of USA, provides warehouse, teleservice, accounting and other administrative services to the Company based upon an unwritten agreement. The services are charged on a monthly basis. Expenses charged to operations for these services were $0.7 million during 2001.

Precision Response Corporation, Inc.

        In November 2000, Precision Response Corporation, Inc., a subsidiary of USA, began providing the Company's customer service function based on an unwritten agreement. Expenses charged to operations under this arrangement were approximately $1.1 million for 2001.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STYLECLICK, INC.
Date: April 30, 2002	By:	/s/ LISA BROWN
		Name:	Lisa Brown
		Title:	Chairman and Chief Executive Officer

QuickLinks

EXPLANATORY NOTE
PART III
DIRECTORS
EXECUTIVE OFFICERS
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
SUMMARY COMPENSATION TABLE
OPTION GRANTS
AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES
COMPENSATION OF DIRECTORS
EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
STYLECLICK CLASS A COMMON STOCK
STYLECLICK CLASS B COMMON STOCK
USA COMMON STOCK
USA CLASS B COMMON STOCK
CERTAIN TRANSACTIONS
SIGNATURE