Form 10-Q
period 2002-03-31
STYLECLICK INC
filed 2002-05-15
CIK 1109705

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-33194

STYLECLICK, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4106745 (IRS Employer Identification Number)

111 E. Wacker Dr. Chicago, IL (Address of principal executive offices)	60601 (Zip Code)

(312) 856-1081 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of outstanding shares of the registrant's Common Stock as of May 7, 2001, was:

Class A common stock	9,872,653	*
Class B common stock	23,039,706

	32,912,359

*
Includes 237,200 shares of vested restricted stock and 710,800 shares of restricted stock subject to vesting.

        Only Class A common stock is publicly traded.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Styleclick, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,120	$27
Accounts receivable, net of allowance of $136 and $136, respectively	46	43
Inventories, net	—	232
Prepaid expenses and other current assets	475	350
Due from related parties	731	1,115

Total current assets	3,372	1,767
Property and equipment, net of accumulated depreciation of $5,610 and $6,473, respectively	3,470	3,420
Deferred advertising and promotion, non-current	5,000	5,000
Other assets	46	46

Total assets	$11,888	$10,233

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,588	$1,107
Accrued liabilities	620	1,131
Deferred income	391	771
Due to related parties	12,573	9,302

Total current liabilities	15,172	12,311
Stockholders' equity:
Preferred stock—$0.01 par value; authorized 25,000,000 shares, none issued and outstanding	—	—
Class A common stock—$0.01 par value, 150,000,000 shares authorized, 8,923,853 issued and outstanding	89	89
Class B common stock—$0.01 par value, 112,500,000 shares authorized, 23,039,706 issued and outstanding	230	230
Deferred employee compensation	(790)	(854)
Additional paid in capital	336,636	336,636
Accumulated deficit	(339,449)	(338,179)

Total stockholders' (deficit)	(3,284)	(2,078)

Total liabilities and stockholders' deficit	$11,888	$10,233

See accompanying notes to financial statements.

Styleclick, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(in thousands, except share data)
Net revenues
Product sales	$297	$3,211
Service revenues ($1.3 million and $0.3 million from related parties in 2002 and 2001, respectively)	1,268	614

	1,565	3,825
Cost of sales
Product sales	232	6,435
Service revenues	859	958

	1,091	7,393
Gross profit (loss)	474	(3,568)
Operating costs and expenses:
Selling and marketing	65	2,682
Product development costs	84	1,200
General and administrative	899	4,958
Write-off of capitalized software costs	—	878
Depreciation and amortization	645	1,637
Amortization of Goodwill	—	97

Total operating costs and expenses	1,693	11,452

Operating loss	(1,219)	(15,020)
Other income (expense), net	(51)	211

Net loss	(1,270)	$(14,809)

Basic and diluted loss per share	$(0.04)	$(0.48)

Basic and diluted weighted average common shares outstanding	31,963,559	31,029,251

        Certain prior period amounts have been reclassified to conform to the current period presentation, including the display of certain revenue on a net basis.

See accompanying notes to financial statements.

Styleclick, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Cash flow from operating activities
Net loss	$(1,270)	$(14,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	645	1,637
Amortization of goodwill	—	97
Amortization of deferred compensation	64	—
Loss on disposition of fixed assets	269	—
Write-off of capitalized software costs	—	878
Write-off of deferred advertising and promotion	—	1,972
Changes in operating assets and liabilities:
Accounts receivable	(3)	368
Inventories	232	4,830
Prepaid expenses and other current assets	(125)	78
Accounts payable	481	(1,068)
Deferred income	(380)	41
Due to related parties	(324)	2,375
Accrued liabilities	(511)	(611)

Net cash used in operating activities	(922)	(4,212)
Cash flow from investing activities
Capital expenditures	(964)	(318)
Acquisition of MVP.com's assets	—	(753)

Net cash used in investing activities	(964)	(1,071)
Cash flow from financing activities
Proceeds from loan from USANi LLC	3,979	13

Net cash provided by financing activities	3,979	13
Net increase (decrease) in cash and cash equivalents	2,093	(5,270)
Cash and cash equivalents at beginning of period	27	16,201

Cash and cash equivalents at end of period	$2,120	$10,931

See accompanying notes to financial statements.

Styleclick, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited condensed financial statements of Styleclick, Inc. ("Styleclick") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any future periods.

        The balance sheet at December 31, 2001 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to Styleclick's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission ("SEC") on April 1, 2002.

        Styleclick continues to incur significant net losses and negative cash flows from continuing operations and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Styleclick is considering its options with respect to the situation.

2.    New Organization

        In March 2001, Styleclick announced certain changes including a new company organization designed to advance its offering of scalable commerce services. The announcement included disclosure of Styleclick's purchase of certain assets formerly held by MVP.com, Inc. ("MVP.com"), a former provider of e-commerce services located at Chicago, Illinois, including the hardware and proprietary software comprising its technology platform, as part of a liquidation of MVP.com's assets. In May of 2001 as part of the Styleclick restructuring plan the company began to transition all web site development and operations to the former MVP.com platform. The transition is now complete.

        On May 14, 2001, Styleclick announced several changes to its operations including the consolidation of its operations at its Chicago site, the closing of the FirstAuction.com website, and the signing of a services agreement with USA Electronic Commerce Solutions LLC ("ECS"), a wholly-owned subsidiary of USA Interactive (formerly, USA Networks, Inc.) ("USA"). The consolidation of all operations at Styleclick Chicago is now complete, and operations at Styleclick Los Angeles are now closed.

        All operations are now focused on Styleclick's core business model: enabling e-commerce for third parties.

        In March 2001, Styleclick entered into a services agreement with ECS. Pursuant to the services agreement, ECS agreed to provide certain merchandising, business operations and financial services to Styleclick at cost. As of September 30, 2001 all anticipated functions have been transitioned to ECS as per the services agreement. Also pursuant to the services agreement, ECS has agreed to use its reasonable efforts, as determined by ECS, to engage Styleclick to provide to ECS's non-affiliated customers technological services of the type provided by Styleclick to third parties to the extent that Styleclick has the capacity to provide such services itself in a timely manner. Compensation to be paid to Styleclick in respect of such services shall be negotiated by the parties in good faith prior to

Styleclick's engagement. However, Styleclick cannot be certain that ECS will use Styleclick's services in any particular instance or at all.

        In conjunction with the May 2001 announcement, Styleclick incurred $10.6 million restructuring expenses in the second quarter of 2001. In addition, Styleclick incurred $2.7 million in restructuring expense in the third quarter ended September 30, 2001. The charge included a $2.7 million loss on disposition of fixed assets that were not compatible with the technology platform acquired from MVP.com and a write off of office expenses related to the future termination of office lease agreements and remaining severance payments to separated employees. As of March 31, 2002 Styleclick had $80,000 left from restructuring reserves.

3.    Related Party Transactions

        Service revenue generated from ECS was $1.3 million and $0.3 million for the quarters ended March 31, 2002 and 2001, respectively.

        The Home Shopping Network provides warehouse, teleservice, accounting and other administrative services to Styleclick based upon an unwritten agreement. The services are charged on a monthly basis. Expenses charged to operations for these services were $6,000 and $0.8 million the quarters ended March 31, 2002, and 2001, respectively.

        In November 2000, Precision Response Corporation, Inc. began providing Styleclick's customer service function based on an unwritten agreement. Expenses charged to operations for these services were zero and $0.6 million the quarters ended March 31, 2002 and 2001, respectively.

        Management believes that Styleclick's transactions as described in this note are materially representative of the market value of services recorded.

        ECS provides certain business operations and financial services to Styleclick as defined in a services agreement entered into in March 2001. Under this agreement, ECS charged Styleclick $0.1 million and $0.0 million for the quarters ended March 31, 2002 and March 31, 2001, respectively. Charges for "Incremental Expenses" to ECS, as defined in the services agreement, are treated as a contribution to Styleclick's capital by USA and are reflected as such on Styleclick's books and records. In connection with the new organization, Styleclick received a revolving line of credit for $15 million from USA. The credit line matures on January 26, 2003, or, at USA's option, anytime thereafter. The line of credit carries an interest rate of USA's average blended cost of borrowing, currently LIBOR plus 0.75%. The credit line can be drawn against only with the approval of Styleclick's Board of Directors, and Styleclick cannot ensure that any such approval will be given in the future. As of March 31, 2002, Styleclick had drawn down $12 million under the line of credit, including $4 million that was drawn down on March 25, 2002. On May 14th 2002, the Styleclick Board of Directors authorized an additional draw down of $350,000 under the line of credit. The line of credit provides that USA has the right to declare the principal amount borrowed and unpaid, including interest thereon, immediately due and payable in the event of a "Material Adverse Change", which includes, among other things, an event, action or condition that would or is likely to materially adversely affect the business, operations, assets or condition (financial or otherwise) of Styleclick, or the ability of Styleclick to perform its obligations under the credit agreement. USA is not obligated to make any additional advances under the credit agreement if, among other reasons, a "Material Adverse Change" as specifically defined in the line of credit exists. USA could assert that the substantial doubt about Styleclick's ability to continue as a going concern constitutes a "Material Adverse Change. While USA has not made this assertion, it has notified Styleclick that it has not waived its right to do so in the future.

4.    Litigation

        Internet Shopping Network, LLC ("ISN"), a wholly-owned subsidiary of Styleclick is a party to arbitration in the State of Florida with respect to certain claims by ISN's former CEO and president, Kirk Loevner, following the termination of his employment. Mr. Loevner claims entitlement to options on 250,000 shares of stock of Internet Shopping Network, Inc. Loevner seeks damages of up to approximately $10,000,000, which, if awarded, would have a material adverse effect on Styleclick. Styleclick is vigorously defending against the allegations, but can give no assurances that it will not incur material damages in connection therewith.

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

5.    New Accounting Pronouncement

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"). This statement changes the accounting rules that apply to business combinations and is applicable to acquisitions subsequent to June 30, 2001. As of March 31, 2002, SFAS 141 had no impact on the consolidated financial statements.

        In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement changes the accounting rules that apply to goodwill and intangible assets. Under SFAS 142, new goodwill and intangible assets with indefinite lives acquired after June 30, 2001 should no longer be amortized. Existing goodwill and intangible assets with indefinite lives acquired prior to June 30, 2001 should no longer be amortized in fiscal years starting after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002. Amortization of goodwill was $0 and $0.1 for the quarters ended March 31, 2002 and 2001, respectively.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which is effective for the fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 established an accounting model for impairment or disposal of long lived assets to be disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002. As of March 31, 2002, SFAS 144 had no impact on the consolidated financial statements.

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

        During the three months ended March 31, 2002, $1.3 million of revenue representing 98.5% of Styleclick's revenues came from ECS as a customer of Styleclick with respect to ECS's NASCAR, CBS/Sportsline, NHL, NBA and PGA Tour relationships. While Styleclick continues to seek opportunities with additional third party customers, in addition to seeking opportunities to expand Styleclick's role as a vendor of ECS, Styleclick is dependent on, and may become increasingly dependent upon, ECS's ability to sell services, including the services provided by Styleclick, to ECS's existing and future customers. Because ECS engages the services of Styleclick on a project-by-project basis and is under no obligation, contractual or otherwise, to engage such services in the future, Styleclick cannot be certain that ECS will continue to use Styleclick's services at the level anticipated by Styleclick or at all. ECS's inability to achieve anticipated sales levels, or its decision not to utilize the services of Styleclick, could have a material adverse effect on Styleclick's business, financial condition and results of operations.

        Styleclick continues to incur significant net losses and negative cash flows from continuing operations and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Styleclick is considering its options with respect to the situation.

Results of Operations

Comparison of Three Months Ended March 31, 2002 and 2001

Revenue and Gross Profit (Loss)

        Net revenues decreased by $2.2 million, or 59%, to $1.6 million for the three months ended March 31, 2002, from $3.8 million for the three months ended March 31, 2001. This decrease is primarily attributable to the decrease of $2.9 million in merchandise sales. The decrease in merchandise sales is due to Styleclick's transitioning out of the business-to-consumer market in the 2001 period.

        Gross profit increased by $4.0 million, or 113.3% to $0.4 million for the three month period ended March 31, 2002, from ($3.6) million for the three months ended March 31, 2001 due to the transition to the higher margin services business in the 2002 period.

Operating Costs and Expenses

        Total operating costs and expenses decreased by $9.8 million, or 85%, to $1.7 million for the three months ended March 31, 2002, from $11.5 million for the corresponding period in 2001. The decrease is primarily due to the $4.1 million decrease in general and administrative expenses, the $2.6 million decrease in selling and marketing expenses and the $1.1 million decrease in product development costs, as well as the $1 million decrease in depreciation cost and $0.9 million decrease in write off of capitalized software costs. The reduction in general and administrative expenses is primarily due to the reduction of headcount and related overhead costs as well as the relocation of business operations to Chicago. The reduction in selling and marketing expenses is primarily due to the transition from merchandise sales to a fee for services model. The reduction in depreciation expense is primarily due to the disposal of assets related to the restructuring. The restructuring costs are associated with Styleclick's announced restructuring plan in the second quarter of 2001.

        Net loss decreased by $13.5 million, or 91%, to $1.3 million for the three months ended March 31, 2002, from $14.8 million for the three months ended March 31, 2001, primarily due to decreased operating expenses and Styleclick's transitioning out of the business-to-consumer market to a fee for services model.

        Styleclick recorded no provision for income taxes during the three months ended March 31, 2002 and 2001 due to net operating losses in both periods.

Liquidity and Capital Resources

        At March 31, 2002, Styleclick had cash and cash equivalents of $2.1 million.

        Net cash used in operating activities was $0.9 million during the three months ended March 31, 2002. This resulted primarily from the $1.3 million operating loss offset by a decrease in accounts receivable ($0.5 million), a decrease in accrued liabilities ($0.5 million), a decrease in inventories ($0.2 million), an increase in accounts payable ($0.5 million), a decrease in related party payable ($0.7 million) and two non-cash expense items: depreciation and amortization ($0.6 million) and recognizing of deferred revenue ($0.4 million). Additionally, cash from investing activities for capital expenditures was $1.0 million in the first three months of 2002.

        In connection with the new organization, Styleclick received a revolving line of credit for $15 million from USA. The credit line matures on January 26, 2003, or, at USA's option, anytime thereafter. The line of credit carries an interest rate of USA's average blended cost of borrowing, currently LIBOR plus 0.75%. The credit line can be drawn against only with the approval of Styleclick's Board of Directors, and Styleclick can not ensure that any such approval will be given in the future. As of March 31, 2002, Styleclick had drawn down $12 million under the line of credit, including $4 million which was drawn down on March 25, 2002. On May 14th 2002 the Styleclick Board of Directors authorized an additional draw down of $350,000 under the line of credit. The line of credit provides that USA has the right to declare the principal amount borrowed and unpaid, including interest thereon, immediately due and payable in the event of a "Material Adverse Change", which includes, among other things, an event, action or condition that would or is likely to materially adversely affect the business, operations, assets or condition (financial or otherwise) of Styleclick, or the ability of Styleclick to perform its obligations under the credit agreement. Styleclick continues to suffer significant net losses from continuing operations and currently does not have an operating plan that anticipates Styleclick being able to repay the amount borrowed under the credit agreement on the maturity date. It is possible that USA could claim that Styleclick has suffered a "Material Adverse Change" and demand immediate repayment. This event would have a material adverse effect on Styleclick's business, financial condition and results of operations. In addition, USA is not obligated to make any additional advances under the credit agreement if, among other reasons, a "Material Adverse Change" exists.

        Styleclick has experienced significant operating losses and used significant cash in operations during the past two years. The Company believes that cash on hand, including the March 25th 2002 $4 million draw down on the line of credit, and the $350,000 draw down authorized by the Styleclick Board of Directors on May 14th 2002, should be sufficient to fund its operating activities through

August 2002. As described in the preceding paragraph, Styleclick can provide no assurance that it will be able to draw down the remaining funds on the line of credit or obtain additional financing.

Forward-Looking Information

        Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect Styleclick's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe," "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be reviewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including: Styleclick's lack of profitability and anticipation of continued losses; Styleclick's evolving business model, which makes the prediction of future operating results difficult; Styleclick's reliance on ECS; uncertainty surrounding the performance of the Chicago technology platform; control of Styleclick by USA Interactive (formerly USA Networks, Inc.); the potential for conflicts of interest between the Styleclick and USA Interactive. and its affiliates, including USA Electronic Commerce Solutions, LLC; possible future sales of Styleclick's securities by USA Interactive; Styleclick's future capital needs and the uncertainty of additional financing; the unpredictability and potential fluctuations in future revenues and operating results; the fact that Styleclick competes in new and emerging markets; and Styleclick's dependence on the continued growth of online commerce. It is not possible to foresee or identify all such factors. Styleclick makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

        The company's exposure to market rate risk for changes in interest rates relates primarily to the company's revolving line of credit with USAI. The line of credit carries an interest rate based upon LIBOR plus 0.75%. Significant increases in LIBOR would result in the Company recording greater interest expense based upon the level of borrowings.

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

        None

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Styleclick, Inc.

Date: May 15, 2002	By:	/s/ LISA BROWN Lisa Brown Chief Executive Officer

/s/ MICHAEL ADLER Michael Adler Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure of Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K