Form 10-Q
period 2002-06-30
STYLECLICK INC
filed 2002-08-14
CIK 1109705

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-33194

STYLECLICK, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4106745 (IRS Employer Identification Number)
111 E. Wacker Drive, Suite 500, Chicago, IL (Address of principal executive offices)	60601 (Zip Code)

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

        The number of outstanding shares of the registrant's Common Stock as of June 30, 2002, was:

Class A common stock	8,923,853
Class B common stock	23,039,706

31,963,559

Only Class A common stock is publicly traded.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Styleclick, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,342	$27
Accounts receivable, net of allowance of $135 and $135, respectively	47	43
Inventories, net	—	232
Prepaid expenses and other current assets	531	350
Due from related parties	1,037	1,115
Total current assets	2,957	1,767
Property and equipment, net of accumulated depreciation of $5,680 and $6,473 respectively	3,223	3,420
Deferred advertising and promotion, non-current	—	5,000
Other assets	46	46

Total assets	$6,226	$10,233

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,736	$1,107
Accrued liabilities	814	1,131
Deferred income	345	771
Due to related parties	12,744	9,302

Total current liabilities	15,639	12,311
Stockholders' deficit
Preferred stock—$0.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock — $0.01 par value, 150,000,000 shares authorized, 8,923,853 and 8,923,853 issued and outstanding, respectively	89	89
Class B common stock — $0.01 par value, 112,500,000 shares authorized, 23,039,706 issued and outstanding	230	230
Deferred employee compensation	(725)	(854)
Additional paid-in capital	336,637	336,636
Accumulated deficit	(345,644)	(338,179)

Total stockholders' deficit	(9,413)	(2,078)

Total liabilities and stockholders' deficit	$6,226	$10,233

See accompanying notes to financial statements.

Styleclick, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
		(in thousands, except share data)
Net revenues:
Product sales	$132	$840	$429	$4,051
Service revenues	1,226	1,598	2,494	2,406

	1,358	2,438	2,923	6,457
Cost of sales:
Product sales	—	1,009	232	7,444
Service revenues	642	278	1,501	834

	642	1,287	1,733	8,278
Gross profit (loss)	716	1,151	1,190	(1,821)
Operating costs and expenses:
Selling and marketing	14	174	80	884
Product development costs	11	2,028	95	2,762
General and administrative	1,173	4,855	2,071	10,875
Gain (loss) on disposal of fixed assets	(5)	—	(5)	878
Allowance for deferred advertising and promotion	5,000	—	5,000	1,972
Depreciation and amortization	630	1,412	1,275	3,146
Restructuring expenses	—	10,552	—	10,552

Total operating costs and expenses	6,823	19,021	8,516	31,069

Operating loss	(6,107)	(17,870)	(7,326)	(32,890)
Other (expense) income, net	(87)	24	(138)	235

Net loss	(6,194)	(17,846)	(7,464)	(32,655)

Basic and diluted loss per share	$(0.20)	$(0.58)	$(.24)	$(1.05)

Basic and diluted weighted average common shares outstanding	31,258,284	31,014,759	31,136,522	31,014,759

See accompanying notes to financial statements.

Styleclick, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Cash flow from operating activities
Net loss	$(7,464)	$(32,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,275	3,049
Amortization of goodwill	—	97
Write-off of capitalized software costs	100	4,269
Write-off of goodwill	—	903
Allowance for deferred advertising and promotion	5,000	1,972
Gain on disposition of fixed assets	(5)	1,562
Amortization of deferred compensation	129	65
Changes in operating assets and liabilities:
Accounts receivable	74	838
Inventories	232	5,722
Prepaid expenses and other current assets	(181)	(1,272)
Accounts payable	629	(1,741)
Deferred income	(426)	(177)
Due to related parties	(908)	(233)
Accrued liabilities	(317)	4,332
Other, net	—	1,344

Net cash used in operating activities	(1,862)	(11,925)
Cash flow from investing activities
Proceeds from sale of fixed assets	310	—
Capital expenditures	(1,483)	(2,707)

Net cash used in investing activities	(1,173)	(2,707)
Cash flow from financing activities
Proceeds from issuance of Common Stock	—	13
Loan from related party	4,350	—

Net cash provided by financing activities	4,350	13
Net increase (decrease) in cash and cash equivalents	1,315	(14,619)
Cash and cash equivalents at beginning of period	27	16,201

Cash and cash equivalents at end of period	$1,342	$1,582

See accompanying notes to financial statements.

Styleclick, Inc.
Notes to Condensed Financial Statements

1.    Basis of Presentation

        The accompanying unaudited condensed financial statements of Styleclick, Inc. ("Styleclick") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any future periods.

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

        In conjunction with the May 2001 announcement, Styleclick incurred $10.6 million restructuring expenses in the second quarter of 2001. In addition, Styleclick incurred $2.7 million in restructuring expense in the third quarter ended September 30, 2001. The charges included a $2.7 million loss on disposition of fixed assets that were not compatible with the technology platform acquired from MVP.com, Inc., a former provider of e-commerce services located in Chicago, Illinois, and a write-off of office expenses related to the future termination of office lease agreements and remaining severance payments to separated employees. As of June 30, 2002 Styleclick had restructuring reserves remaining of $78,602 which the Company considers adequate with respect to future remaining and known obligations arising out of the restructuring.

3.    Related Party Transactions

        In May 2001, Styleclick entered into a services agreement with ECS (the services agreement was effective March, 2001). Pursuant to the services agreement, at the request of Styleclick, ECS agreed to provide certain merchandising, business operations and financial services to Styleclick at an amount equal to the incremental cost to ECS of providing such services and to provide the services of certain of its senior management to Styleclick on a pro-rata basis. Also pursuant to the services agreement, ECS has agreed to use its reasonable efforts, as determined by ECS, to engage Styleclick to provide to ECS's non-affiliated customers technological services of the type provided by Styleclick to third parties to the extent that Styleclick has the capacity to provide such services itself in a timely manner. Compensation to be paid to Styleclick in respect of such services are negotiated by the parties in good faith prior to Styleclick's engagement. However, Styleclick cannot be certain that ECS will use or continue to use Styleclick's services in any particular instance or at all.

        Effective April 30, 2002, the Company and ECS restructured certain aspects of their services agreement relationship. The parties amended their existing services agreement to reflect that Robert Halper, former President of Styleclick and Executive Vice President of ECS, is no longer providing services to Styleclick, and instead, ECS has made the services of Michael Adler, Chief Financial Officer and Chief Operating Officer of Styleclick and Vice President of ECS, available to Styleclick. In addition, as of April 30, 2002 Styleclick is no longer utilizing the financial services of ECS available to Styleclick under the current services agreement. Under this agreement, ECS charged Styleclick $26,608 and $0 for the quarters ended June 30, 2002 and June 30, 2001, respectively. Charges for "Incremental Expenses" to ECS, as defined in the services agreement, are treated as a contribution to Styleclick's capital by USA and are reflected as such on Styleclick's books and records. To date, Incremental Expenses have been $0. The June 30, 2002 "due to related parties" includes $284,000 due from Styleclick to ECS under the services agreement.

        Service revenue generated by Styleclick from ECS was $1.2 million and $0.95 million for the quarters ended June 30, 2002 and 2001, and $2.5 million and $1.25 million for the six month periods ended June 30, 2002 and 2001, respectively. Styleclick has received $345,000 in cash from ECS for services not yet rendered and such amount is reflected as deferred income in Styleclick's June 30, 2002 balance sheet.

        Styleclick and ECS have also in the third quarter of the current fiscal year entered into a separate services agreement pursuant to which Styleclick provides certain services to ECS, including information technology support, human resources support, catalog design, email distribution, marketing database management and a pro rata allocation of rent and utilities for shared physical space. ECS will pay to Styleclick a fee of approximately $101,000 per month for such services, subject to certain rights of termination of ECS.

        The amendment to the existing services agreement and the new separate services agreement are subject to the approval of the independent members of Styleclick's Board of Directors.

        Styleclick has a revolving line of credit for $15 million from USA. The credit line matures on January 26, 2003, or, at USA's option, anytime thereafter. The line of credit carries an interest rate of USA's average blended cost of borrowing, currently LIBOR plus 0.75%. The credit line can be drawn against only with the approval of Styleclick's Board of Directors, and Styleclick cannot ensure that any such approval will be given in the future. As of June 30, 2002, Styleclick had drawn down $12.35 million under the line of credit. The line of credit provides that USA has the right to declare the principal amount borrowed and unpaid, including interest thereon, immediately due and payable in the event of a "Material Adverse Change", which includes, among other things, an event, action or condition that would or is likely to materially adversely affect the business, operations, assets or condition (financial or otherwise) of Styleclick, or the ability of Styleclick to perform its obligations under the credit agreement. USA is not obligated to make any additional advances under the credit agreement if, among other reasons, a "Material Adverse Change" as defined in the line of credit exists. USA could assert that the substantial doubt about Styleclick's ability to continue as a going concern constitutes a "Material Adverse Change". While USA has not made this assertion, it has notified Styleclick that it has not waived its right to do so in the future.

        The Home Shopping Network, a wholly-owned subsidiary of USA, provides certain services to Styleclick based upon an unwritten agreement. The services are charged on a monthly basis. Expenses charged to operations for these services were $25,487 and $260,000 for the quarters ended June 30, 2002, and 2001, respectively.

        Management believes that Styleclick's transactions as described in this note are representative of the market value of services rendered.

4.    Litigation

        Internet Shopping Network, LLC ("ISN"), a wholly owned subsidiary of Styleclick, is a party to an arbitration in the State of Florida with respect to certain claims by ISN's former CEO and president, Kirk Loevner, following the termination of his employment. Mr. Loevner claims entitlement to options on 250,000 shares of stock of Internet Shopping Network, Inc., the predecessor of ISN. Mr. Loevner seeks damages of up to approximately $10.0 million which, if awarded, would have a material adverse effect on Styleclick. Styleclick is vigorously defending against the allegations, but can give no assurances that it will not incur material damages in connection therewith.

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

5.    Subsequent Events

        As previously disclosed, Styleclick receives substantially all of its business from ECS, to which Styleclick provides e-commerce-enabling technology and services for certain third-party clients of ECS. In July 2002, ECS advised Styleclick that ECS and SportsLine.com, Inc. ("CBS/Sportsline") had mutually terminated their relationship. As a result, following a transition period that will continue until September 2002, Styleclick will no longer provide e-commerce platform and related services to CBS/Sportsline on behalf of ECS. The termination of this relationship will reduce Styleclick's monthly recurring revenues by 21%, although upon termination of the services, Styleclick will recognize the deferred amounts of one time and current annual license fees in the amount of $118,399.

        Styleclick has been advised by ECS that ECS is in discussions with a current ECS partner with respect to which Styleclick provides services to ECS and that such discussions will likely result in the mutual termination of the existing agreement between ECS and such partner. In addition, one of Styleclick's non-ECS clients has notified Styleclick of its decision to terminate its agreement with Styleclick effective July 31, 2002. Based on the above, Styleclick anticipates a further reduction in its monthly recurring revenue of 15%.

        As noted above in "Related Party Transactions" Styleclick and ECS have also entered into a separate services agreement pursuant to which Styleclick will provide certain services to ECS.

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

        Styleclick expects to incur net losses for the foreseeable future. As part of its evolving strategy, Styleclick may decide to reduce development and marketing costs associated with, shift the focus of, or substantially reduce its interest in, some or all of its operations, which may cause a decrease in Styleclick's anticipated revenue or an increase in net losses. Styleclick intends to continue to explore ways to reduce expenses, increase efficiencies and increase revenues.

        During the three months ended June 30, 2002, $1.2 million of revenue representing 96.2% of Styleclick's services revenues came from ECS as a customer of Styleclick with respect to ECS's NASCAR, CBS/Sportsline, NHL, NBA and PGA Tour relationships. While Styleclick continues to seek opportunities with additional third party customers, in addition to seeking opportunities to expand Styleclick's role as a vendor of ECS, Styleclick is dependent on, and may become increasingly dependent upon, ECS's ability to sell services, including the services provided by Styleclick, to ECS's existing and potential future customers. Because ECS engages the services of Styleclick on a project-by-project basis and is under no obligation, contractual or otherwise, to engage such services in the future, Styleclick cannot be certain that ECS will continue to use Styleclick's services at the level anticipated by Styleclick or at all. ECS's inability to achieve anticipated sales levels, further loss of business by ECS, or ECS's decision not to utilize the services of Styleclick, could have a material adverse effect on Styleclick's business, financial condition and results of operations.

        Styleclick continues to incur significant net losses and negative cash flows from continuing operations and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Styleclick is considering its options with respect to the situation.

Results of Operations

Comparison of Three Months Ended June 30, 2002 and 2001

Revenue and Gross Profit

        For the three months ended June 30, 2002, net revenues decreased by $1.1 million, or 44.2%, compared to the three months ended June 30, 2001. Merchandise sales decreased $0.7 million primarily due to Styleclick's transitioning out of the business-to-consumer market in the second quarter of 2001. In addition, service revenues decreased in the 2002 period as compared to the 2001 period due to the 2nd quarter 2001 launch of ECS's Sportsline and PGA e-commerce sites in April and May 2001 respectively which increased fees to Styleclick in that period. As noted above under "Subsequent Events", Styleclick expects significant reductions in its revenues going forward due to actual and expected termination of certain customer contracts. Gross profit from services decreased by $0.7 million, from a $1.3 million gross profit in the 2001 period to a $0.6 million gross profit in the 2002 period partially due to increased personnel dedicated to the Company's service business following the transition from product sales.

Operating Costs and Expenses

        For the three months ended June 30, 2002, total operating costs and expenses were $6.8 million, which included a $5.0 million reserve of deferred advertising, decreased by $12.2 million or 64% compared to the corresponding period in 2001 (including a $10.6 million restructuring expense). Excluding unusual items, the decrease in operating costs for the three months ended June 30, 2002 was $6.6 million or 79% compared to the prior year period.

        General and administrative expenses were $3.7 million less than those for the 2001 period primarily due to a reduction in headcount and an overall reduction in all general and administrative expenses in the 2002 period as compared to the 2001 period.

        Product development costs were $2.0 million less than those for the 2001 period primarily due to a reduction in headcount. Product development expenses in the 2002 period include a write-off of $0.1 million for a reduction in the carrying value of capitalized software based on the Company's determination that anticipated future cash flows do not support the current carrying value of such asset. The Company may be required to take additional write-offs in future periods.

Net Loss and Loss Per Share

        For the three months ended June 30, 2002, net loss decreased by $11.7 million compared to the three months ended June 30, 2001. Excluding unusual items, the decrease for the three months ended June 30, 2002 was $6.1 million compared to the prior year period due to decreased operating expenses which were partially offset by lower gross profit.

        Net loss for the three month period ending June 30, 2002 was ($.20) per share compared to ($.58) per share. Excluding unusual items, Net loss for the three month period ending June 30, 2002 was ($.04) compared to ($.24) in the three month period ending June 30, 2001.

        Styleclick recorded no provision for income taxes during the three months ended June 30, 2002 and 2001 due to net operating losses in both periods.

Comparison of Six Months Ended June 30, 2002 and 2001

Revenue and Gross Profit

        For the six months ended June 30, 2002, net revenues decreased by $3.5 million, or 55%, compared to the six months ended June 30, 2001. Product sales decreased $3.6 million primarily due to Styleclick's transitioning out of the business-to-consumer market in the 2001 period. The decrease was offset by a $0.1 million increase in service revenues generated from Styleclick's e-commerce related services. As noted above under "Subsequent Events," Styleclick expects significant reductions in its revenues going forward due to actual and expected termination of certain customer contracts. Gross profit increased by $3.0 million, from a $1.8 million loss in the 2001 period to a $1.2 million profit in the 2002 period despite increased personnel dedicated to the service business, primarily due to the transition from low profit margin product sales to service revenue. Gross profit from services decreased by $0.6 million in the 2002 period, due to increased personnel dedicated the Company's to the services business following the transition from product sales.

Operating Costs and Expenses

        For the six months ended June 30, 2002, total operating costs and expenses of $8.5 million, which included a $5.0 million reserve of deferred advertising, decreased by $22.5 million or 73% compared to the corresponding period in 2001 (including a $10.6 million restructuring expense). Excluding unusual items, the decrease for the six months ended June 30, 2002 was $17 million or 83% compared to the prior year period.

        General and administrative expenses were $8.8 million less than the 2001 period due to reduced headcount and an overall reduction in all general and administrative expenses. Product development costs were $2.7 million less than the 2001 period due to decrease in software development due to the 2001 restructuring. The write-off of capitalized software and disposal of assets decreased by $0.9 million and depreciation and amortization decreased by $1.8 million due to the restructuring and disposal of assets during the 2001 period. The decreases were offset by a $2.2 million increase in selling and marketing expense due to a $5.0 million reserve of deferred advertising costs. Excluding the

$5.0 million reserve of deferred advertising and promotion in the three months ended June 30, 2002 and excluding the $1.9 million reserve of deferred advertising and promotion in the three months ended June 30, 2001, selling and marketing expense decreased by $0.8 million reflecting the elimination of spending on advertising on Styleclick's discontinued Internet shopping websites.

Net Loss and Loss Per Share

        For the six months ended June 30, 2002, net loss decreased by $25.2 million compared to the six months ended June 30, 2001 due to increased gross profit and significant reductions in operating expenses. Excluding unusual items, the decrease for the six months ended June 30, 2002 was $19.6 million.

        Earnings per share for the six month period ending June 30, 2002 was ($.24) per share compared to ($1.05) per share in the six month period ending June 30, 2001. Excluding unusual items, earnings per share for the six month period ending June 30, 2002 was ($.08) compared to ($.71) in the six month period ending June 30, 2001.

        Styleclick recorded no provision for income taxes during the six months ended June 30, 2002 and 2001 due to net operating losses in both periods.

Liquidity and Capital Resources

        At June 30, 2002, Styleclick had cash and cash equivalents of $1.34 million.

        Net cash used in operating activities was ($1.9 million) during the six months ended June 30, 2002. This resulted primarily from the $7.5 million operating loss offset by an increase in accounts receivable ($0.074 million), a decrease in accrued liabilities $0.32 million, a decrease in inventories ($0.23 million), an increase in accounts payable ($0.63 million), an increase in pre-paid expenses $.18 million, a decrease in related party payables ($.9 million) and non-cash expense items: a decrease in deferred advertising and promotion ($5.0 million), a decrease in deferred compensation ($.12 million), depreciation and amortization ($1.3 million) and recognizing of deferred revenue $0.43 million. Additionally, cash used in investing activities was $1.17 million in the first six months of 2002, consisting of capital expenditures of $1.48 million offset by $.31 million generated from the sale of assets.

        In connection with the organizational changes announced in May 2001, Styleclick received a revolving line of credit for $15 million from USA. The credit line matures on January 26, 2003, or, at USA's option, anytime thereafter. The line of credit carries an interest rate of USA's average blended cost of borrowing, currently LIBOR plus 0.75%. The credit line can be drawn against only with the approval of Styleclick's Board of Directors, and Styleclick can not ensure that any such approval will be given in the future. As of June 30, 2002, Styleclick had drawn down $12.35 million under the line of credit. The line of credit provides that USA has the right to declare the principal amount borrowed and unpaid, including interest thereon, immediately due and payable in the event of a "Material Adverse Change", which includes, among other things, an event, action or condition that would or is likely to materially adversely affect the business, operations, assets or condition (financial or otherwise) of Styleclick, or the ability of Styleclick to perform its obligations under the credit agreement. Styleclick continues to suffer significant net losses from continuing operations and currently does not have an operating plan that anticipates Styleclick being able to repay the amount borrowed under the credit agreement on the maturity date. It is possible that USA could claim that Styleclick has suffered a "Material Adverse Change" and demand immediate repayment. This event would have a material adverse effect on Styleclick's business, financial condition and results of operations. In addition, USA is not obligated to make any additional advances under the credit agreement if, among other reasons, a "Material Adverse Change" exists.

        Styleclick has experienced significant operating losses and used significant cash in operations during the past two years. The Company believes that cash on hand should be sufficient to fund its operating activities through October 2002. As described in the preceding paragraph, Styleclick can provide no assurance that it will be able to draw down the remaining funds on the line of credit or obtain additional financing.

Forward-Looking Information

        Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect Styleclick's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe," "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be reviewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including: Styleclick's lack of profitability and anticipation of continued losses; Styleclick's evolving business model, which makes the prediction of future operating results difficult; Styleclick's reliance on ECS; uncertainty surrounding the performance of its technology platform; control of Styleclick by USA Interactive (formerly USA Networks, Inc.); the potential for conflicts of interest between Styleclick and USA Interactive and its affiliates, including ECS; possible future sales of Styleclick's securities by USA Interactive; Styleclick's future capital needs and the uncertainty of additional financing; the unpredictability and potential fluctuations in future revenues and operating results; the fact that Styleclick competes in new and emerging markets; and Styleclick's dependence on the continued growth of online commerce. It is not possible to foresee or identify all such factors. Styleclick makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

        The company's exposure to market rate risk for changes in interest rates relates primarily to the company's revolving line of credit with USAI. The line of credit carries an interest rate of USA's blended cost of borrowing, currently LIBOR plus 0.75%. Significant increases in LIBOR would result in the Company recording greater interest expense based upon the level of borrowings. The company does not conduct business in foreign markets.

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

STYLECLICK, INC.
Date: August 14, 2002	By:	/s/ LISA BROWN Lisa Brown Chief Executive Officer
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