Form 10-Q
period 2002-09-30
STYLECLICK INC
filed 2002-11-14
CIK 1109705

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

(312) 279-8000
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

        The number of outstanding shares of the registrant's Common Stock as of September 30, 2002, was:

Class A common stock	8,923,853
Class B common stock	23,039,706

31,963,559

        Only Class A common stock is publicly traded.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Styleclick, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,624	$27
Accounts receivable, net of allowance of $148 and $135, respectively	123	43
Inventories, net	—	232
Prepaid expenses and other current assets	421	350
Due from related parties	620	1,115

Total current assets	2,788	1,767
Property and equipment, net of accumulated depreciation of $3,738 and $5,972 respectively	2,717	3,420
Deferred advertising and promotion	—	5,000
Other assets	39	46

Total assets	$5,544	$10,233

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,426	$1,107
Accrued liabilities	1,079	1,131
Deferred income	159	771
Due to related parties	12,612	9,302

Total current liabilities	15,276	12,311
Stockholders' deficit:
Preferred stock — $0.01 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock — $0.01 par value, 150,000,000 shares authorized, 8,923,853 issued and outstanding	89	89
Class B common stock — $0.01 par value, 112,500,000 shares authorized, 23,039,706 issued and outstanding	230	230
Deferred employee compensation	(657)	(854)
Additional paid-in capital	336,636	336,636
Accumulated deficit	(346,030)	(338,179)

Total stockholders' deficit	(9,732)	(2,078)

Total liabilities and stockholders' deficit	$5,544	$10,233

See accompanying notes to financial statements.

Styleclick, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except share data)
Net revenues:
Product revenues	$—	$9	$429	$4,060
Service revenues	1,873	892	4,367	3,299

	1,873	901	4,796	7,359
Cost of sales:
Product revenues	—	—	232	7,444
Service revenues	491	403	1,992	1,239

	491	403	2,224	8,683
Gross profit (loss)	1,382	498	2,572	(1,324)
Operating costs and expenses:
Selling and marketing	38	85	119	969
Product development costs	223	1,438	317	4,200
General and administrative	915	785	2,986	11,660
(Gain) loss on disposal of fixed assets	—	—	(5)	878
Allowance for deferred advertising and promotion	—	—	5,000	1,972
Depreciation and amortization	514	1,017	1,790	4,163
Restructuring expenses	—	2,727	—	13,279

Total operating costs and expenses	1,690	6,052	10,207	37,121

Operating loss	(308)	(5,554)	(7,635)	(38,445)
Other (expense) income, net	(79)	(13)	(216)	222

Net loss	$(387)	$(5,567)	$(7,851)	$(38,223)

Basic and diluted loss per share	$(0.01)	$(0.18)	$(0.25)	$(1.23)

Basic and diluted weighted average common shares outstanding	31,258,254	31,014,759	31,180,712	31,014,759

See accompanying notes to financial statements.

Styleclick, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, (in thousands)
	2002	2001
Cash flow from operating activities
Net loss	$(7,851)	$(38,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,790	4,163
Write-off of capitalized software costs	100	8,547
Allowance for deferred advertising and promotion	5,000	1,972
(Gain) loss on disposition of fixed assets	(5)	878
Amortization of deferred compensation	197	129
Changes in operating assets and liabilities:
Accounts receivable	(80)	854
Inventories	232	5,961
Prepaid expenses and other current assets	(71)	(1,333)
Accounts payable	319	(1,142)
Accrued liabilities	(52)	426
Deferred income	(612)	(177)
Due to related parties	(544)	(343)
Other, net	7	1,344

Net cash used in operating activities	(1,570)	(16,943)
Cash flow from investing activities
Proceeds from sale of fixed assets	310	—
Capital expenditures	(1,493)	(2,801)

Net cash used in investing activities	(1,183)	(2,801)
Cash flow from financing activities
Proceeds from issuance of common stock	—	13
Loan from related party	4,350	4,000

Net cash provided by financing activities	4,350	4,013
Net increase (decrease) in cash and cash equivalents	1,597	(15,731)
Cash and cash equivalents at beginning of period	27	16,201

Cash and cash equivalents at end of period	$1,624	$470

See accompanying notes to financial statements.

Styleclick, Inc.
Notes to Condensed Financial Statements

Note 1. Basis of Presentation

        The accompanying unaudited condensed financial statements of Styleclick, Inc. ("Styleclick") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any future periods.

        The balance sheet at December 31, 2001 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        Certain reclassifications have been made to prior year amounts to conform with current year presentation.

        For further information, refer to Styleclick's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission ("SEC") on April 1, 2002.

        Styleclick continues to incur significant net losses and negative cash flows from continuing operations and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Styleclick continues to consider its options with respect to the situation, but there can be no assurances that such efforts will be successful.

Note 2. Restructuring

        On May 14, 2001, Styleclick announced several changes to its operations including the consolidation of its operations at its Chicago site, the closing of the FirstAuction.com website, and the signing of a services agreement with USA Electronic Commerce Solutions LLC ("ECS"), a wholly-owned subsidiary of USA Interactive (formerly, USA Networks, Inc.) ("USA").

        In conjunction with the May 2001 announcement, Styleclick incurred $10.6 million restructuring expenses in the second quarter of 2001. In addition, Styleclick incurred $2.7 million in restructuring expense in the third quarter ended September 30, 2001. The charges included a $2.7 million loss on disposition of fixed assets that were not compatible with the technology platform acquired from MVP.com, Inc., a former provider of e-commerce services located in Chicago, Illinois, and a write-off of office expenses related to the future termination of office lease agreements and remaining severance payments to separated employees. As of September 30, 2002 Styleclick had restructuring reserves remaining of $71,760 which the Company considers adequate with respect to future remaining and known obligations arising out of the restructuring.

Note 3. Related Party Transactions

        In May 2001, Styleclick entered into a services agreement with ECS effective March 2001. Pursuant to the services agreement, at the request of Styleclick, ECS agreed to provide certain merchandising, business operations and financial services to Styleclick at an amount equal to the incremental cost to ECS of providing such services and to provide the services of certain of its senior management to Styleclick based on an allocation of ECS senior management salaries and time spent on Styleclick activities by ECS senior management. Also pursuant to the services agreement, ECS has agreed to use its reasonable efforts, as determined by ECS, to engage Styleclick to provide to ECS's non-affiliated customers with technological services of the type provided by Styleclick to third parties to the extent that Styleclick has the capacity to provide such services itself in a timely manner. Compensation to be paid to Styleclick in respect of such services is to be negotiated by the parties in good faith prior to Styleclick's engagement. However, Styleclick cannot be certain that ECS will use or continue to use Styleclick's services in any particular instance or at all.

        Effective April 30, 2002, the Company and ECS restructured certain aspects of their relationship to reduce the level of services required from ECS and substitute ECS senior management providing services. The parties amended their existing services agreement to reflect that Robert Halper, former President of Styleclick and Executive Vice President of ECS, is no longer providing services to Styleclick, and instead, ECS and USA have made the services of Michael Adler, Chief Executive Officer and Chief Financial Officer of Styleclick and Vice President of ECS, available to Styleclick. In addition, as of April 30, 2002 Styleclick is no longer utilizing the financial services of ECS available to Styleclick under the original services agreement. Under this agreement, ECS and USA charged Styleclick $12,000 and $64,631 for the quarters ended September 30, 2002 and September 30, 2001, respectively.

        Service revenue generated by Styleclick from ECS was $1.85 million and $623,000 for the quarters ended September 30, 2002 and 2001, and $4.35 million and $1.87 million for the nine month periods ended September 30, 2002 and 2001, respectively. Styleclick has received $159,017 in cash from ECS for services not yet rendered related to the software license supporting the online NBA store and such amount is reflected as deferred income in Styleclick's September 30, 2002 balance sheet.

        In the third quarter of 2002 Styleclick and ECS entered into a separate services agreement pursuant to which Styleclick provides certain services to ECS, including information technology support, human resources support, catalog design, email distribution, marketing database management and a pro rata allocation of rent and utilities for shared physical space. ECS will pay to Styleclick a fee of approximately $101,000 per month, subject to certain rights of termination of ECS.

        Styleclick receives, for all practical purposes all of its business from ECS to which Styleclick provides e-commerce-enabling technology for certain third-party clients of ECS. Accordingly, the Company is dependent upon ECS' ability to sell and continue to maintain such services provided by the Company, and there can be no assurances thereto. Further details are set forth below.

        In this regard, during the third quarter, the Company was advised by ECS that ECS and CBS/Sportsline, ECS and PGAT and ECS and affiliates of the NHL had mutually terminated their respective relationships. As a result, following transition periods of various duration, none of which are anticipated to continue beyond November 2002, Styleclick either does not currently or will no longer provide e-commerce platform and related services to CBS/Sportsline, PGAT or NHL on behalf of ECS.

        The termination of these three relationships is anticipated to reduce the Company's monthly recurring revenues by approximately 57.5% in the aggregate from $402,409 per month to $170,808 per month. In connection with one or more of the terminations, the Company has incurred and will continue to incur certain transition costs, primarily labor costs. The Company has been compensated and expects to continue to be compensated by ECS for the transition work effort. The Company has recognized the deferred amounts of one time and current annual license fees in the amount of $442,585 with respect to the third quarter terminations. Moreover, ECS has advised the Company that it is reviewing its relationships with its two remaining partners and that as a result thereof, it is possible that one or both of the ECS-Styleclick service arrangements related to these relationships will be transitioned or discontinued. The Company continues to explore opportunities for new business and to consider its strategic options, but there can be no assurances that such efforts will be successful.

        Styleclick has a revolving line of credit for $15 million from USA. The credit line matures on January 26, 2003, or, at USA's option, anytime thereafter. The line of credit carries an interest rate based on USA's recently closed revolving credit facility, currently LIBOR plus 0.75%. The credit line can be drawn against only with the approval of Styleclick's Board of Directors, and Styleclick cannot ensure that any such approval will be given in the future. As of September 30, 2002, Styleclick had drawn down $12.35 million under the line of credit. The line of credit provides that USA has the right to declare the principal amount borrowed and unpaid, including interest thereon, immediately due and payable in the event of a "Material Adverse Change", which includes, among other things, an event, action or condition that would or is likely to materially adversely affect the business, operations, assets or condition (financial or otherwise) of Styleclick, or the ability of Styleclick to perform its obligations under the credit agreement. USA is not obligated to make any additional advances under the credit agreement if, among other reasons, a "Material Adverse Change" as defined in the line of credit exists. USA could assert that the substantial doubt about Styleclick's ability to continue as a going concern constitutes a "Material Adverse Change". While USA has not made this assertion, it has notified Styleclick that it has not waived its right to do so in the future.

        HSN, a wholly-owned subsidiary of USA, provides certain fulfillment, technology, and tax services to Styleclick based upon an unwritten agreement. The services are charged on a monthly basis. Expenses charged to operations for these services were $5,226 and $114,307 for the quarters ended September 30, 2002, and 2001, respectively.

        Management believes that Styleclick's transactions as described in this note are representative of the market value of services rendered.

Note 4. Litigation

        On September 27, 2002, Softmart Commercial Services, Inc. ("Softmart"), brought suit against Styleclick in the Court of Common Pleas of Chester County, Pennsylvania, alleging that Styleclick has breached a contract between the parties pursuant to which Styleclick purchased certain computer software and hardware and related products from Softmart. The complaint seeks damages of approximately $459,000. Styleclick can give no assurances that it will not incur material damages in connection therewith.

        Internet Shopping Network, LLC ("ISN"), a wholly owned subsidiary of Styleclick, is a party to an arbitration proceeding in the state of Florida with respect to certain claims by ISN's former CEO and president, Kirk Loevner, following the termination of his employment in 1998. Loevner claims entitlement to options on 250,000 shares of stock of Internet Shopping Network, Inc. Loevner seeks damages of up to approximately $10.0 million which, if awarded, would have a material adverse effect on Styleclick. The matter currently is scheduled to be heard in the spring of 2003. Styleclick is vigorously defending against the allegations, but can give no assurances that it will not incur material damages in connection therewith.

        On November 7, 2001, Michael Fagen, former Vice President of National Sales for Styleclick, filed a complaint in New York State Supreme Court against Styleclick and certain former officers and affiliates of Styleclick. The complaint seeks damages of up to approximately $480,000, which if awarded, would have a material adverse effect on Styleclick. The complaint makes allegations against one or more of the defendants for fraudulent inducement to contract, breach of contract, unpaid wages and wrongful termination. The parties are currently engaged in discovery. It is the defendants' position that the claims made in the complaint are without merit and the defendants are vigorously defending the lawsuit. However, given the uncertainty of litigation generally, Styleclick can give no assurances that it will not incur material damages in connection therewith.

Note 5: Subsequent Events

        Styleclick receives for all practical purposes all of its business from ECS, to which Styleclick provides e-commerce-enabling technology and services for certain third-party clients of ECS. Accordingly, Styleclick is dependent upon ECS'ability to sell and continue to maintain such services provided by Styleclick, and there can be no assurances thereof.

        Styleclick has been advised by ECS that ECS is reviewing its relationships with its two remaining partners and that as a result thereof, it is possible that one or both of the ECS-Styleclick service arrangements related to these relationships will be transitioned or discontinued.

        Styleclick has received notice that its remaining non-ECS client does not intend to renew its current agreement with Styleclick upon the expiration of such agreement on March 15, 2003. The client has requested that Styleclick provide transitional services to such client through June 30, 2003.

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

        Styleclick, Inc. is a provider of multi channel electronic commerce (e-commerce) technologies and services enabling its customers to sell their products online and via physical catalogs. Styleclick's offerings include website design, development and hosting, product imaging, online sales and merchandising technologies, catalog design, outbound email management, and marketing database management.

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

        During the three months ended September 30, 2002, $1.85 million of revenue representing 99.1% of Styleclick's services revenues came from ECS as a customer of Styleclick with respect to ECS's NASCAR, CBS/Sportsline, NHL, NBA and PGA Tour relationships. While Styleclick continues to seek opportunities with additional third party customers, Styleclick's revenues are for all practical purposes entirely dependent on ECS' relationships with ECS' existing customers. Because ECS engages the services of Styleclick on a project-by-project basis and is under no obligation, contractual or otherwise, to engage such services in the future, Styleclick cannot be certain that ECS will continue to use Styleclick's services at the level anticipated by Styleclick or at all. Further loss of business by ECS, which Styleclick believes is possible based on indications from ECS or ECS's decision not to utilize the services of Styleclick would have a material adverse effect on Styleclick's business, financial condition and results of operations. See below for further description.

        During the third quarter, the Company was advised by ECS that ECS and CBS/Sportsline, ECS and PGAT and ECS and affiliates of the NHL had mutually terminated their respective relationships. As a result, following transition periods of various duration, none of which are anticipated to continue beyond November 2002, Styleclick either does not currently or will no longer provide e-commerce platform and related services to CBS/Sportsline, PGAT or NHL on behalf of ECS.

        The termination of these three relationships is anticipated to reduce the Company's monthly recurring revenues by approximately 57.5% in the aggregate from $402,409 per month to $170,808 per month. In connection with one or more of the terminations, the Company has incurred and will continue to incur certain transition costs, primarily labor costs. The Company has been compensated and expects to continue to be compensated by ECS for the transition work effort. The Company has recognized the deferred amounts of one time and current annual license fees in the amount of $442,585 with respect to the third quarter terminations. Moreover, ECS has advised the Company that it is reviewing its relationships with its two remaining partners and that as a result thereof, it is possible that one or both of the ECS-Styleclick service arrangements related to these relationships will be transitioned or discontinued. The Company continues to explore opportunities for new business, but there can be no assurances that such efforts will be successful.

        Styleclick continues to incur significant net losses and negative cash flows from continuing operations and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Styleclick is considering its options with respect to the situation, but there can be no assurances that such efforts will be successful.

Results of Operations

Comparison of Three Months Ended September 30, 2002 and 2001

Revenue and Gross Profit

        For the three months ended September 30, 2002, net revenues increased by $970,000 or 107.9%, compared to the three months ended September 30, 2001. Merchandise sales decreased $9,000 as the Company completed the transition out of the business-to-consumer market. Service revenues increased in the 2002 period as compared to the 2001 period due in part to the recognition of accelerated licensing revenue of $442,585 from service agreements between the Company and ECS that were terminated in the third quarter of 2002 and $550,695 from the addition of the NBA and NHL stores in the period ended September 30, 2002. Styleclick expects significant reductions in its future revenues due to terminations of certain customer contracts.

        Gross profit increased by $890,000, from a $490,000 gross profit in the 2001 period to a $1.38 million gross profit in the 2002 period due to accelerated license revenue, a decrease in personnel and certain technology costs associated with the Company's service business, and the addition of the NBA and NHL stores in the period ended September 30, 2002.

Operating Costs and Expenses

        For the three months ended September 30, 2002, total operating costs and expenses were $1.69 million, a decrease of $4.36 million or 72.07% compared to the corresponding period in 2001 which included a $2.72 million restructuring expense. Excluding restructuring expenses of $2.72 million in the three months ended September 30, 2001, the decrease in operating costs for the three months ended September 30, 2002 was $1.64 million or 49.2% compared to the prior year period primarily due to lower personnel costs associated with product development and reduced depreciation expense.

        General and administrative expenses were $130,000 higher than those for the 2001 period.

        Product development costs were $1.2 million less than the 2001 period primarily due to a reduction in headcount. Product development expenses in the 2002 period include personnel costs related to technology enhancements the Company was unable to capitalize based on the Company's determination that anticipated future cash flows would not support doing so.

Net Loss and Loss Per Share

        For the three months ended September 30, 2002, net loss decreased by $5.18 million compared to the three months ended September 30, 2001. Excluding restructuring costs of $2.72 million in the three months ended September 30, 2001, the decrease for the three months ended September 30, 2002 was $2.45 million compared to the prior year period. The decrease was due to decreased operating expenses and accelerated license revenue related to service agreement terminations.

        Loss per share for the three month period ending September 30, 2002 were ($.01) per share compared to ($.18) per share for the three month period ending September 30, 2001. Excluding restructuring costs of $2.72 million in the three month period ended September 30, 2001, loss per share for the three month period ending September 30, 2002 were ($.01) compared to ($.09) in the three month period ending September 30, 2001.

        Styleclick recorded no provision for income taxes during the three months ended September 30, 2002 and 2001 due to net operating losses in both periods.

Comparison of Nine Months Ended September 30, 2002 and 2001

Revenue and Gross Profit

        For the nine months ended September 30, 2002, net revenues decreased by $2.56 million, or 34.8%, to $4.79 million from $7.35 million in the nine months ended September 30, 2001. Product sales decreased $3.63 million primarily due to Styleclick's transitioning out of the business-to-consumer market in the 2001 period. The decrease was offset by a $1.07 million increase in service revenues generated from Styleclick's e-commerce related services. Styleclick expects significant reductions in its services revenues going forward due to the termination of certain customer contracts. Gross profit increased by $3.89 million, from a $1.32 million loss in the 2001 period to a $2.57 million profit in the 2002 period, primarily due to the transition from low profit margin product sales to higher profit service revenue.

Operating Costs and Expenses

        For the nine months ended September 30, 2002, total operating costs and expenses of $10.2 million, which included a $5.0 million reserve of deferred advertising and promotion costs, decreased by $26.9 million or 72.5% compared to the corresponding period in 2001 (which included a $13.3 million restructuring expense, a $2.0 million write-off of deferred advertising, a $100,000 write-off of goodwill, and a $870,000 write-off of capitalized software costs). Excluding unusual items of $16.2 million in the nine month period ended September 30, 2001 and excluding the $5 million reserve of deferred advertising and promotion in the nine month period ended September 30, 2002, the operating expense decrease for the nine months ended September 30, 2002 was $15.6 million or 75% compared to the prior year period.

        General and administrative expenses for the nine months ended September 30, 2002 were $8.7 million less than the nine month period ending September 30, 2001 due to reduced headcount and an overall reduction in all general and administrative expenses. Product development costs in the nine month period ending September 30, 2002 were $3.9 million less than the nine month period ending September 30, 2001 due to decreases in software development costs due to the 2001 restructuring. The write-off of capitalized software and disposal of assets in the nine month period ending September 30, 2002 of $5,000 decreased by $900,000 and depreciation and amortization decreased by $2.37 million due to the restructuring and disposal of assets during the 2001 period. The decreases were offset by a $2.27 million increase in selling and marketing expense due to a $5.0 million reserve of deferred advertising costs. Excluding the $5.0 million reserve of deferred advertising and promotion in the nine months ended September 30, 2002 and $1.9 million reserve of deferred advertising and promotion in the nine months ended September 30, 2001, respectively selling and marketing expense decreased by $850,000, reflecting the elimination of spending on advertising on Styleclick's discontinued Internet shopping websites.

Net Loss and Loss Per Share

        For the nine months ended September 30, 2002, net loss decreased by $30.3 million compared to the nine months ended September 30, 2001 due to increased gross profit and significant reductions in operating expenses from $37.1 million to $10.2 million. Excluding unusual items of $5 million in 2002 and $16.2 million in 2001, the decrease in net loss for the nine months ended September 30, 2002 was $19.1 million from $22.0 million to $2.9 million.

        Loss per share for the nine month period ending September 30, 2002 were ($.25) per share compared to ($1.23) per share in the nine month period ending September 30, 2001. Excluding unusual items of $5 million in 2002 and $16.2 million in 2001, loss per share for the nine month period ending September 30, 2002 were ($.09) compared to ($.69) in the nine month period ending September 30, 2001.

        Styleclick recorded no provision for income taxes during the nine months ended September 30, 2002 and 2001 due to net operating losses in both periods.

Liquidity and Capital Resources

        On September 30, 2002, Styleclick had cash and cash equivalents of $1.62 million.

        In connection with the organizational changes announced in May 2001, Styleclick received a revolving line of credit for $15 million from USA. The credit line matures on January 26, 2003, or, at USA's option, anytime thereafter. The line of credit carries an interest rate based on USA's recently closed revolving credit facility, currently LIBOR plus 0.75%. The credit line can be drawn against only with the approval of Styleclick's Board of Directors, and Styleclick can not ensure that any such approval will be given in the future. As of September 30, 2002, Styleclick had drawn down $12.35 million under the line of credit. The line of credit provides that USA has the right to declare the principal amount borrowed and unpaid, including interest thereon, immediately due and payable in the event of a "Material Adverse Change", which includes, among other things, an event, action or condition that would or is likely to materially adversely affect the business, operations, assets or condition (financial or otherwise) of Styleclick, or the ability of Styleclick to perform its obligations under the credit agreement. Styleclick continues to suffer significant net losses from continuing operations and currently does not have an operating plan that anticipates Styleclick being able to repay the amount borrowed under the credit agreement on the maturity date. It is possible that USA could claim that Styleclick has suffered a "Material Adverse Change" and demand immediate repayment. This event would have a material adverse effect on Styleclick's business, financial condition and results of operations. In addition, USA is not obligated to make any additional advances under the credit agreement if, among other reasons, a "Material Adverse Change" exists.

        Styleclick has experienced significant operating losses and used significant cash in operations during the past two years. The Company believes that cash on hand should be sufficient to fund its operating activities through December 2002. As described in the preceding paragraph, Styleclick can provide no assurance that it will be able to draw down the remaining funds on the line of credit or obtain additional financing.

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

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

        The company's exposure to market rate risk for changes in interest rates relates primarily to the company's revolving line of credit with USA. The line of credit carries an interest rate of USA's recently closed revolving credit facility, currently LIBOR plus 0.75%. Significant increases in LIBOR would result in the Company recording greater interest expense based upon the level of borrowings. The company does not conduct business in foreign markets.

Item 4.    Controls and Procedures

        Within the 90-day period prior to the filing date of this report, the Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

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

        Refer to Part I, Item 1, Note 4, for further detail.

Item 2.    Changes in Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits
Exhibit No.	Exhibit Title	Notes
10.1	Styleclick / ECS Services Agreement, dated August 14, 2002	†

†
Filed herewith.

(b)
Reports on Form 8-K

        On August 14, 2002, the Company filed a Current Report on Form 8-K relating to the delivery to the SEC of correspondence accompanying its Periodic Report on Form 10-Q for the quarter ended June 30, 2002 (i.e., the certifications of such Form 10-Q required by Section 906 of the Sarbanes-Oxley Act of 2002).

        On September 27, 2002, the Company filed a Current Report on Form 8-K announcing that the Company had been advised by USA Electronic Commerce Solutions LLC ("ECS") that ECS and PGA Tour, Inc. ("PGAT") and ECS and affiliates of the National Hockey League ("NHL") had mutually terminated their respective relationships and that as a result Styleclick will no longer provide services to PGAT or NHL on behalf of ECS.

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Styleclick, Inc.
Date: November 14, 2002
/s/ MICHAEL ADLER Michael Adler Chief Executive Officer / Chief Financial Officer
/s/ IAN M. DRURY Ian M. Drury President / Chief Operating Officer

I, Michael Adler, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Styleclick, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	STYLECLICK, INC.

	By:	/s/ MICHAEL ADLER Michael Adler Chief Executive Officer and Chief Financial Officer

I, Ian Drury, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Styleclick, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	STYLECLICK, INC.

	By:	/s/ IAN DRURY Ian Drury President and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title	Notes
10.1	Styleclick / ECS Services Agreement, dated August 14, 2002

QuickLinks

Form 10-Q
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure of Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K